Form 10-Q
period 2015-09-30
Hubilu Venture Corp
filed 2016-03-07
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015
OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-204347

Hubilu Venture Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-3342387
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9777 Wilshire Blvd, Suite 804 Beverly Hills, CA	90212
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 308-7887

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§230.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 29, 2016, the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 25,426,500.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Condensed Balance Sheet (Unaudited)

September 30, 2015

ASSETS
Current Assets
Cash	$41,988
Prepaid expenses	4,500

TOTAL ASSETS	$46,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Total Current Liabilities	-

TOTAL LIABILITIES	$-

STOCKHOLDERS’ EQUITY
Preferred Stock, Authorized 10,000,000 preferred shares, $0.001 par, none issued and outstanding on September 30, 2015	-
Common Stock; Authorized 100,000,000 common shares, $0.001 par, 25,426,500 issued and outstanding on September 30, 2015	25,427
Additional paid-in capital	92,223
Accumulated Deficit	(71,162)
TOTAL STOCKHOLDERS’ EQUITY	46,488
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$46,488

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Condensed Statement of Operations (Unaudited)

	For the three months ended September 30, 2015	For the period from March 2, 2015 (inception) through September 30, 2015
Revenues:
Sales, net	$2,500	$

Expenses

General & administrative expenses	25		1,018
Professional fees	17,066		53,494
Stock-based compensation	-		19,150

Total Expenses	17,091		73,662

Net Loss for the Period	$(14,591)		$(71,162)

Basic and diluted loss per common share	$(0.00)		$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	25,426,500		25,319,132

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Condensed Statement of Cash Flows (Unaudited)

For the period from March 2, 2015 (inception) through September 30, 2015
OPERATING ACTIVITIES
Net Loss	$(71,162)
Adjustments to reconcile Net Income to net cash provided by (used for) operations:
Stock based compensation	19,150
Changes in operating assets and liabilities:
Prepaid expenses	(4,500)
Accounts payable	-
Deferred revenue	-
Net cash used in Operating Activities	(56,512)

FINANCING ACTIVITIES
Issuance of common stock	98,500
Net cash provided by Financing Activities	98,500

Net cash increase for period	41,988
Cash, at beginning of period	-

Cash, at end of period	$41,988

Supplemental cash flow information:
Cash paid of interest	$-
Cash paid for income taxes	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Notes to the Condensed Financial Statements (Unaudited)

HUBILU VENTURE CORPORATION

Notes to the Condensed Financial Statements

September 30, 2015

NOTE 1 - NATURE OF BUSINESS

The Company was incorporated under the laws of the state of Delaware on March 2, 2015, under the name Hubilu Venture Corp. and, on March 4, 2015, filed a Certificate of Correction to change the name to Hubilu Venture Corporation. The Company has limited operations and is developing a business plan to provide real estate consulting services to clients in the United States. To date, its business activities have been limited to organizational matters and developing a website. It is in the development stage and has not yet realized any revenues from its planned operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s condensed financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. As of September 30, 2015, the Company does not have any cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax position have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Earnings (Loss) per Share

The Company’s basic earnings (loss) per share are calculated by dividing its net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive earnings (loss) per share is calculated by dividing its net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Fair Value of Financial Instruments

The Company‘s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2015.

FASB ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1.	Observable inputs such as quoted prices in active markets;

●	Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3.	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

Revenue Recognition

The Company‘s financial statements are prepared under the accrual method of accounting. Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3–INCOME TAXES

As of September 30, 2015, the Company had a net operating loss carry forward of $71,162 that may be available to reduce future years’ taxable income through 2035.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

As of September 30, 2015
Deferred tax assets:
Net operating loss carry-forwards	$24,195

Valuation allowance	(24,195)
Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 4–STOCKHOLDERS’ EQUITY

The Company was formed with one class of common stock, $0.001 par value and is authorized to issue 100,000,000 common shares and one class of preferred stock, $0.001 par value and is authorized to issue 10,000,000 shares. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

On March 2, 2015, the Company issued 25,000,000 shares of common stock to its founder David Behrend. Mr. Behrend is the Company’s sole director and one of its executive officers. The Company issued this stock to Mr. Behrend at a price of $0.003 per share for cash of $75,000.

From April 7, 2015 to May 7, 2015, the Company sold 235,000 shares of common stock to accredited investors at the price of $0.10 per share for $23,500 in an exemption transaction under Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 4, 2015, the Company issued 191,500 shares of common stock for services rendered at a price of $0.10 per share, which was close to the cash price as disclosed above. The shares were issued in a transaction under Section 4(a)(2) of the Securities Act of 1933, as amended, and recorded as stock-based compensation.

As of September 30, 2015, there are 25,426,500 shares of common stock outstanding.

NOTE 5–RELATED PARTY TRANSACTIONS

The officers and sole director of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, they may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company’s majority shareholder has orally agreed to provide additional working capital to the Company. These advances are expected to be unsecured and not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment if he advances any funds until the Company is financially able to repay him.

NOTE 6–GOING CONCERN

The Company‘s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a source of revenues to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management intends to focus on raising additional funds for the second and third quarters going forward. The Company cannot provide any assurance or guarantee that it will be able to generate revenues. Potential investors must be aware if it is unable to raise additional funds through the sale of its common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

The Company has net losses for the period from March 2, 2015 (inception) to September 30, 2015 of ($71,162). The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – PROPERTY

The Company does not own any property and commencing on April 1, 2015, an unrelated third party provides office space to the Company for no cost.

Forward Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the “Reform Act”). The Reform Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact that we make in this Quarterly Report on Form 10-Q are forward-looking. The words “anticipates,” “believes,” “expects,” “intends,” “will continue,” “estimates,” “plans,” “projects,” the negative of these terms and similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean the statement is not forward-looking.

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Quarterly Report on Form 10-Q and may be detailed from time to time in other reports we file with the Securities and Exchange Commission, including on Forms 8-K and 10-K.

Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our future products, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

●	the risks of a start-up company;

●	management’s plans, objectives and budgets for its future operations and future economic performance;

●	capital budget and future capital requirements;

●	meeting future capital needs;

●	our dependence on management and the need to recruit additional personnel;

●	limited trading for our common stock, if listed or quoted

●	the level of future expenditures;

●	impact of recent accounting pronouncements;

●	the outcome of regulatory and litigation matters; and

●	the assumptions described in this report underlying such forward-looking statements. Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

●	those described in the context of such forward-looking statements;

●	the impact of competitive products and pricing;

●	the political, social and economic climate in which we conduct operations; and

●	the risk factors described in other documents and reports filed with the Securities and Exchange Commission, including our Registration Statement on Form S-1/A (SEC File No. 333-204347).

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. We believe these forward-looking statements are reasonable. However, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to update publicly any of them in light of new information or future events.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following is management’s discussion and analysis of financial condition and results of operations and is provided as a supplement to the accompanying unaudited financial statements and notes to help provide an understanding of our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited financial statements.

In this Quarterly Report on Form 10-Q, “Company,” “the Company,” “us,” and “our” refer to Hubilu Venture Corporation, a Delaware corporation, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended September 30, 2015 and for the period from March 2, 2015 (inception) through September 30, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We are a startup enterprise that commenced operations in March 2015, which, until June 2015, has been limited to organizational and business development activities. We are real estate advisory and consulting company that assists real estate investor professionals, as well as established companies, with advisory and consulting services focused on providing research, analysis and acquisition opportunities to them. Our mission is to assist investors and professionals in the early stage analysis of market opportunities and the evaluation of properties prior to them committing capital for the purchase or the leasing of real estate properties. We intend to focus our initial marketing efforts in the commercial markets; however, we will also look at residential and income producing markets. We intend to use the Internet as well as the services of independent sales consultants to market our services to investors and professionals in Southern California with our initial efforts focused in Beverly Hills and Los Angeles. We have had limited operations and have limited financial resources. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company’s lack of business operations and early losses raise substantial doubt about our ability to continue as a going concern.” Our operations from March 2015 to June 2015 were devoted primarily to start-up, development and operational activities, which included:

1.	Formation of the Company;

2.	Development of our business plan;

3.	Evaluating various target real estate professionals and investors to market our services;

4.	Research on marketing channels/strategies for our services;

5.	Secured our website domain www.hubilu.com and beginning the development of our initial online website; and

6.	Research on services and the pricing of our services.

Commencing in June 2015, we engaged our first client, 112 South Eucalyptus Avenue, LLC, to assist it in evaluating the best use of its property. We are also in negotiations with Camden Realty Group, a real estate brokerage firm, to provide consulting services to it and to have it provide brokerage services to our clients.

We intend to provide services to target investors and professionals with the mission to assist them in investment and property evaluation strategies and provide hands-on support to reduce evaluation time and resources and increase the speed for them to determine whether to proceed with a real estate lease or investment. Besides general property evaluation services, we intend to offer services to assist the principals with property development ideas and investment structure.

Our goal is to assist investors by providing them with the property opportunities, analysis and guidance to enhance their ability to purchase or lease real estate. We are not real estate brokers and do not intend to offer brokerage services. We intend to initially target businesses in Southern California.

As of September 30, 2015, we had $41,988 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of September 30, 2015, the Company has not borrowed any monies from its shareholders.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering, we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company with nominal assets to secure. Therefore, we are highly dependent upon the success of a future private placement offering and failure thereof would result in our having to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a startup company with no operations to date, we would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

We have no current plans, preliminary or otherwise, to merge with any other entity although we may consider such plans in the future.

At the present time, we intend to seek various investors to obtain additional equity financing. There can be no assurance that we will be successful in obtaining additional capital from these negotiations. If are unable to raise additional capital, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph and the preceding paragraphs, we have no other financing plans.

Management does not plan to hire additional employees at this time. Our officers and directors, as well as independent contractors, will be responsible for providing consutling services.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended September 30, 2015 and for the period from March 2, 2015 (inception) through September 30, 2015, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2015

Revenues. We had $2,500 in revenues for the three months ended September 30, 2015, which resulted from our first consulting agreement.

Operating expenses. Operating expenses include general and administrative expenses and professional fees. In total, operating expenses were $17,091 for the three months ended September 30, 2015. The components of operating expenses are discussed below.

●	General and administrative expenses were $25, which is attributable to bank fees.

●	Professional fees were $17,066, which represents $10,000 of legal expenses, $5,644 in accounting fees and $1,422 in Edgar filing fees.

Net Income (loss). Our net loss was $14,591 for the three months ended September 30, 2015.

Period from March 2, 2015 (inception) through September 30, 2015

Revenues. We had $2,500 in revenues for the period from March 2, 2015 (inception) through September 30, 2015.

Operating expenses. Operating expenses include general and administrative expenses, professional fees, and stock-based compensation. In total, operating expenses were $73,662 for the period from March 2, 2015 (inception) through September 30, 2015.. The components of operating expenses are discussed below.

●	General and administrative expenses were $1,018, which represents bank fees and business license fees.

●	Professional and consulting fees were $53,494, which represents $40,000 in legal fees, $9,844 in accounting fees and $3,650 in Edgar filing fees.

●	Stock-based compensation was $19,150, which represents 191,500 shares issued to consultants at a price of $0.10 per share.

Net income (loss). Our net loss was $71,162 for the period from March 2, 2015 (inception) through September 30, 2015.

Liquidity and Capital Resources. In 2015, we issued shares for $98,500 in capital. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $46,488 as of September 30, 2015, consisting of $41,988 in cash and $4,500 in prepaid expenses. Our working capital surplus was $46,488 as of September 30, 2015.

Our total liabilities are $0 as of September 30, 2015.

Our total stockholders’ equity is $46,488 as of September 30, 2015, and an accumulated deficit of ($71,162) as of September 30, 2015.

We had $56,512 in net cash used in operating activities for the period from March 2, 2015 (inception) through September 30, 2015, which included $71,162 in net loss, which amount was offset by $19,150 in stock-based compensation and increased by $4,500 in prepaid expenses.

We had no cash provided by investing activities for the period from March 2, 2015 (inception) through September 30, 2015.

We had $98,500 in cash provided by financing activities the period from March 2, 2015 (inception) through September 30, 2015.

We do not now have funds sufficient for pursuing our plan of operation, but we are in the process of trying to procure funds sufficient to fund our operations until we are able to finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2015.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry forward and startup costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from March 2, 2015 (inception) through September 30, 2015.

Plan of Operation

We were incorporated in the State of Delaware on March 2, 2015. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets. We are a development stage company that has just begun to generate revenue and just recently started our operations. If we are unable to successfully continue to find customers who will engage us to provide real estate consulting services, we may quickly use up our working capital.

Our business strategy is to market our website (www.hubilu.com) whereby potential real estate users and investors will be able to review our consulting services and engage us. We will develop our presence on various e-commerce sites focused on the real estate, consulting and advisory industries as well as on mainstream sites such as Facebook, Twitter, and LinkedIn. We are also focusing on expanding our referral network by targeting other advisors such as lawyers, accountants, insurance agents, financial planners and other service professionals.

The number of companies, which we will be able to provide services to will depend upon the success of our marketing efforts through our website and our referral network.

112 South Eucalyptus Avenue, LLC, our first client, retained us to assist it in maximizing its return on equity for its property, and to source new properties for it to buy. We are evaluating various options for the client including a sale or a 1031 exchange. We are also advising the client on the use of strategies utilizing an all inclusive trust deed (AITD) whereby the seller of real estate, with equity greater than its tax base, can spread the tax liability over the life of the loan underlying the AITD. This strategy also allows the seller to have an ongoing income stream, which is the primary objective of selling a property using an AITD. We have conducted a preliminary valuation of the property and have shown the opportunity to a number of potential investors. In the event we are unable to attract an interested party to purchase the property, we will then introduce the seller to an experienced real estate broker who understands AITDs and how to market the property to buyers. We are also in the process of seeking new properties for the client to buy, either as a stand-alone purchase or as part of a 1031 exchange.

Our business is advising and consulting with real estate users and investors by providing consulting services to support to their leasing or acquisition strategies. We intend to advise them on their capital formation, consulting with jurisdictional issues, property taxes, zoning, corporate structure, administrative functions, such as bookkeeping, accounting, regulatory compliance and reporting, valuation and other administrative tasks that real estate users and investors may not be familiar with or desire to operate internally.

We intend to work collaboratively with real estate users and investors, as well as their existing advisors, to assist them in the proper structure around proposed leases, development or acquisitions. We believe that by providing guidance and support to our potential clients and assisting them in structuring their leases, developments or acquisitions we believe we will enable them to achieve increased returns. We intend to partner and work with professional and technical advisors that have knowledge and expertise in real estate investors. To the extent that our potential clients request our assistance in seeking capital or accessing the capital markets, we intend to introduce them to the appropriate advisors who have the requisite expertise in the various areas that may require such expertise.

Our founder has access to strategic relationships with real estate investors, financial firms, investment bankers, brokers, individual and institutional investors as well as accountants and attorneys. Our founder has invested his capital in the real estate markets and has experience with real estate investing and management. We believe that a properly structured real estate transaction eases the ability to attract the equity capital from investors thereby allowing the necessary capital to develop or acquire the properties.

We may conduct limited research and development of additional services to offer. Further we do not expect significant changes in the number of employees. Upon completion of our public offering, our specific goal is to offer consulting services to real estate users and investors. Our plan of operations is as follows:

Complete our public offering

We expect to complete our public offering within 180 days after the effectiveness of our registration statement by the Securities and Exchange Commissions. We intend to concentrate our efforts on raising capital upon the completion of our public offering and upon obtaining our symbol for trading. Our operations will be limited due to the limited amount of funds on hand and the working capital, if necessary, our majority shareholder has orally agreed to advance us. Upon completion of our public offering, our specific goal is to profitably sell our consulting and advisory services. Our plan of operations following the completion is as follows:

Expand and Enhance Our Website

Time Frame: 1st to 3rd months.

Material costs: $3,000 to $5,000.

We intend to further develop and enhance our website. Our sole director and president, David Behrend, will be in charge of overseeing the further development and expansion of our website and the consulting and advisory services we intend to offer. As of the date of this prospectus we have identified and secured the domain name www.hubilu.com. We hired a web designer to help us with the development and functionality of the website and intend to continue to enhance it. We do not have any written agreements with any web designers at current time. The website expansion costs, including site design and implementation will be approximately $3,000 to $5,000. Updating and improving our website will continue throughout the lifetime of our operations.

Negotiate agreements with potential referral sources and clients

Time Frame: 3rd to 6th.

No material costs.

Now that our website is operational, we have contacted and started negotiations with potential clients and referral sources. In June 2015, we engaged our first client. We will negotiate terms and conditions of collaboration. At the beginning, we plan to focus primarily on local advisors such as attorneys, accountants, insurance agents, title officers and financial planners. We do not expect to compensate any referral sources and will offer reciprocal referrals to any source that is willing to refer us clients; however, we may decide to compensate referral sources on a case-by-case basis. Then we plan to expand our target market to other service providers and investment professionals such as investment bankers. This activity will be ongoing throughout our operations. Even though the negotiation with potential customers and referral sources will be ongoing during the life of our operations, we cannot guarantee that we will be able to find successful agreements, in which case our business may fail and we will have to cease our operations. We do not expect to enter into formal written agreements with our referral sources and intend for these agreements to be oral. We intend to enter into real estate consulting agreements with our clients that will set forth the scope of services we agree to with these clients and provide for the hourly or flat rate billing arrangements.

In the future, when/if we have available resources, operating history and experience, we plan to contact larger referrals sources that have more established clients. However, we anticipate encountering many market barriers in becoming a service provider to clients of large established professionals. Our competitors have gained customer loyalty and brand identification through their long-standing advertising and customer service efforts. This creates a barrier to market entry by forcing us to spend time and money to differentiate our product in the marketplace and overcome these loyalties. The large established service providers may require capital investments in personnel. Considering our lack of operating history and experience in being a real estate consulting firm, we may never become a consultant to large established clients.

Commence Marketing Campaign

Time Frame: 6th - 12th months.

Material costs: $10,000-$15,000.

At the same time as we start negotiation process with potential clients and our website is operational, we will begin to market our services. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We also plan to attend trade shows in real estate and consulting to showcase our services with a view to find new customers. We believe that we should begin to see results from our marketing campaign within 120 days from its initiation. We also will use Internet promotion tools on real estate and consulting websites as well as on Facebook and Twitter to advertise our services. We intend to spend from $10,000-$20,000 on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations. Our campaign will consist of soliciting clients by offering to provide real estate consulting services to clients with an emphasis on research and analysis.

Even if we are able to obtain sufficient number of consulting agreements at the end of the twelve-month period, there is no guarantee that we will be able to attract and more importantly retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue and to successfully protect ourselves against those risks, then it would materially affect our financial condition and our business could be harmed.

Hire a Salesperson or Independent Contractors

Time Frame: 6th-12th months.

Material costs: $5,000-7,500.

We eventually intend to hire one consultant with good knowledge and broad connections in the real estate consulting industry to introduce our services. The salesperson’s job would be to find new potential clients, and to set up agreements with customers and referral sources to engage our consulting services. The negotiation of additional agreements with potential customers will be ongoing during the life of our operations.

In summary, during 1st-6th month we should have developed our website. After this point we should be ready to start more significant operations and start selling our consulting services. During months 6-12 we will be developing our marketing campaign. There is no assurance that we will generate any revenue in the first 12 months after completion our offering or ever generate any revenue.

David Behrend, our president, will be devoting approximately ten hours per week to our operations. Once we expand operations, and are able to attract more and more customers to use our services, Mr. Behrend has orally agreed to commit more time as required. Because Mr. Behrend will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations. Mr. Behrend has orally agreed to limit his responsibilities at Camden Realty to providing brokerage services to customers that do not require consulting services.

Estimated Expenses for the Next Twelve Months

The following provides an overview of our estimated expenses to fund our plan of operation for the next twelve months. These expenses, which we estimate to be approximately $55,000 are in addition to our offering expenses, which are also estimated to be $55,000.

Description	Expenses

SEC reporting and compliance	$ 6,000
Website expansion	$3,000 to $5,000
Marketing and advertising	$10,000 to 15,000
Advances to independent contractors	$5,000 to $7,500
Other expenses	25,000

We anticipate that the minimum additional capital necessary to fund our planned operations in this case for the 12-month period will be approximately $55,000 and will be needed for general administrative expenses, business development, marketing costs and costs associated with being a publicly reporting company. These estimated expenses are in addition to our offering expenses, which we also estimate to be $55,000. As a result, we will need to seek additional funding in the near future. The most likely source of this additional capital is through the sale of additional shares of common stock or advances from our sole director, our other director or our shareholders. Mr. Behrend, our sole director, has orally agreed to advance us any necessary capital. However, he has no firm commitment, arrangement or legal obligation to advance or loan funds to the Company.

If we are able to successfully complete the above goals within the estimated timeframes set forth and are able to raise proceeds additional proceeds that may be needed to secure additional personnel and marketing funds, those funds would be allocated as follows:

Our management may hire full or part- time employees or independent contractors over the next six (6) months; however, at the present, the services provided by our officers and director appears sufficient at this time. We believe that our operations are currently on a small scale that is manageable by these two individuals and can be supplemented by engaging independent contractors. Our management’s responsibilities are mainly administrative at this early stage. While we believe that the addition of employees is not required over the next six (6) months, the professionals we plan to utilize may be independent contractors. We do not intend to enter into any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of our company.

Our management does not expect to incur any material research costs in the next twelve months; we currently do not own any plants or equipment that we would seek to sell in the near future; we do not have any off-balance sheet arrangements; and we have not paid for expenses on behalf of our officer or directors. Additionally, we believe that this fact shall not materially change.

Off-Balance Sheet Arrangements

None.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Use of Estimates:

Areas where significant estimation judgments are made and where actual results could differ materially from these estimates are the carrying value of certain assets and liabilities which are not readily apparent from other sources and the classification of net operating loss and tax credit carry forwards.

We believe the following is among the most critical accounting policies that impact our financial statements: We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended September 30, 2015.

We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended September 30, 2015, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

INHERENT LIMITATIONS OF INTERNAL CONTROLS

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

* Filed herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBILU VENTURE CORPORATION

March 7, 2016	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

