Form 10-K
period 2015-12-31
Hubilu Venture Corp
filed 2016-03-30
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-204347

Hubilu Venture Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	47-3342387 (I.R.S. Employer Identification No.)

205 South Beverly Drive, Suite 205, Beverly Hills, CA 90212

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 308-7887

Common Stock, no par value per share	None
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ] [check “yes” if statement is accurate.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S−K (§229.405 of this chapter) is not contained hererin, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2016, based upon the last sale price of the common stock of such date: $42,615.

The number of shares of the registrant’s common stock issued and outstanding as of March 30, 2016 was 25,426,500.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1. Description of Business.

Organization

We were incorporated in the State of Delaware as a for-profit company on March 2, 2015 and established a fiscal year end of December 31. On March 4, 2015, we filed a Certificate of Correction to the Certificate of Incorporation to correct our name to Hubilu Venture Corporation from Hubilu Venture Corp. On March 5, 2015, our incorporator adopted our bylaws and appointed our sole director. We were formed to provide consulting and advisory services to real estate professionals and investors to assist them in finding properties and evaluating them for purchase or leasing. We are not a real estate brokerage firm and do not engage in real estate brokerage activities. Our services are limited to research and analysis of real estate properties and advising clients on the best use of their real estate assets. We are also considering raising funds to invest in real estate assets.

On March 5, 2015, we issued 25,000,000 shares of our common stock, valued at $0.001 per share, to our founder, David Behrend for $75,000 in cash or $0.003 per share. On April 30, 2015, Mr. Behrend transferred his shares to Jacaranda Investments, Inc., a Wyoming corporation, which he owns 100% of, in exchange for 30,000 shares of Jacaranda’s common shares. From April 7, 2015 to May 7, 2015, we sold and issued 235,000 shares of our common stock at a price of $0.10 per share for $23,500 to 40 accredited investors. On May 4, 2015, we issued 191,500 shares of our common stock, valued by our sole director at $0.10 per share, or $19,150, to 12 individuals for services rendered to us. Six of these individuals had already purchased shares of our common stock at the price of $0.10 per share. Presently, we estimate our monthly burn rate is approximately $4,500 per month, which consists of general and administrative expenses and professional fees. We believe that our present capital is insufficient to cover our monthly burn rate for the next 12 months. We believe that we will require approximately $55,000 in either cash or our common stock to accomplish the goals set out in our plan of operation, which we intend for fund from the recent sale of our common stock as well as advances from our majority shareholder, which has orally agreed to advance our working capital, if necessary. We also intend to use our common stock to accomplish these goals in order to conserve our cash if we are able to negotiate the payment for services with our shares. To the extent we are unable to accomplish our goals with the issuance of common stock for services and products, then we use our capital or we will borrow funds from our majority shareholder, which has orally agreed to advance us the necessary working capital. We will not receive any proceeds from the sale of the shares in this offering. See “Use of Proceeds.”

Our principal business, executive and registered statutory office is located at 205 South Beverly Drive, Suite 205, Beverly Hills, CA 90212 and our telephone number is (310) 308-7887 and email contact is info@hubilu.com. Our URL address is www.hubilu.com.

Business

We are a startup enterprise that commenced operations in March 5, 2015, and, until June 2015, was limited to organizational and business development activities. In June 2015, we entered into our first consulting agreement with a client. We are real estate advisory and consulting company that assists real estate investor professionals, as well as established companies, with advisory and consulting services focused on providing research, analysis and acquisition opportunities to them. Our mission is to assist investors and professionals in the early stage analysis of market opportunities and the evaluation of properties prior to them committing capital for the purchase or the leasing of real estate properties. We intend to focus our initial marketing efforts in the commercial markets; however, we will also look at residential and income producing markets. We intend to use the Internet as well as the services of independent sales consultants to market our services to investors and professionals in Southern California with our initial efforts focused in Beverly Hills and Los Angeles. We have had limited operations and have limited financial resources. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company’s lack of business operations and early losses raise substantial doubt about our ability to continue as a going concern.” Our operations from March 5, 2015 to June 2015 have been devoted primarily to start-up, development and operational activities, which include:

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

Our goal is to assist investors by providing them with the property opportunities, analysis and guidance to enhance their ability to purchase or lease real estate. We are not real estate brokers and do not intend to offer brokerage services. We intend to initially target buyers of properties and property owners in Southern California.

Market Opportunity

We believe the real estate consulting and advisory industries are sectors of the U.S. economy, which have seen increased activity since interest rates are at their current levels. We believe that an attractive opportunity exists for a public company focused on assisting real estate investors and users in evaluating real estate opportunities and we intend to provide services. We intend to initially focus on the commercial real estate market.

The total value of U.S. commercial real estate assets was estimated to be $12 trillion at the end of 2012. Property sales in the commercial real estate sector for properties priced at $1 million and above reached over $340 billion, or approximately 37,000 transactions, in 2012. This was a 41% increase in dollar volume and 32% increase in the number of transactions over 2011, following a 32% increase in dollar volume and an 18% increase in the number of transactions over 2010.

Historically, the U.S. commercial real estate industry has tended to be cyclical. The commercial real estate market experienced a significant downturn from the 2007 peak to a trough in 2009, representing the most severe downturn in property sales since at least 1990. Since 2009, commercial property sales for transactions of $1 million and above have increased by 97% and dollar volume has increased by 235%. Such property sales in 2012, however, were still 16% below the 2007 peak in number of transactions and 32% below the peak in dollar volume. This cyclical upturn has been, and we believe will continue to be, primarily driven by attractive yields, improving property fundamentals and the availability and cost of financing.

Attractive Yields. According to Real Capital Analytics, average commercial real estate yields (capitalization rates) for the four major property types currently range from 4.0% to 7.0%, which compare favorably to alternative investments such as stocks and bonds. We believe these attractive yields are a key driver of improving capital inflows for commercial real estate investments.

Improving Property Fundamentals. Property fundamentals have improved since 2009, with multifamily properties in particular experiencing a strong recovery. We expect further increases in occupancy and rental rates in all four primary commercial real estate sectors of multifamily, retail, office and industrial properties.

Availability and Cost of Financing. The availability and low cost of debt financing has been a significant contributor to the recent improvement in the U.S. capital markets and the U.S. commercial real estate market. Low interest rates and improved access to capital are key factors fueling investment sales activity.

We analyze and intend to segment the commercial real estate market into three major segments by investment size and focus primarily on the private client segment:

●	Private client segment: properties with prices under $10 million;

●	Hybrid segment: properties with prices equal to or greater than $10 million and less than $20 million; and

●	Institutional segment: properties with prices of $20 million and above.

We intend to focus our business on the private client segment, as we believe it represents the largest and most active market segment in the commercial real estate investment industry. We believe private clients, many of whom are individuals and partnerships, are impacted by life or partnership changes that often override market and macroeconomic conditions. Due to these personal and partnership drivers, we believe properties in this segment exhibit a high turnover rate. We believe private clients often take advantage of rising prices to dispose of assets, refinance, acquire and/or exchange assets into new opportunities. The attractive financial results for property investment provide the opportunity for redeployment of capital, which supports a high number of sales transactions. Additionally, the private client segment is highly fragmented with a large number of buyers, sellers and properties in different geographic regions and sectors. We believe it is also the most underserved market segment and intend to offer our consulting services to private clients. We believe our competition will come from brokerage firms, consulting departments of accounting and consulting firms and other real estate advisory firms.

Our Business Strategy

Our goal is to consult with real estate investors and professionals, as well as companies, by providing consulting and advisory services, which will allow the investors to focus on their core businesses. We believe that by consulting with investors prior to retaining a broker, we will generate client loyalty while we add value for our potential clients. The following are key elements of our strategy:

●	Guide our clients through the challenges of early analysis. We intend to help provide our clients with the research and analysis to minimize their time to evaluate properties. We believe that our services will reduce time, costs and accelerate the time to enable the client to purchase or lease real estate without the pressure of commission sales professionals. We believe that we can advise them by providing strategic guidance, access to local market intelligence and opportunities that may not exist through traditional listing services.

●	Apply a structured consulting process to our clients. Web-based technology is becoming increasingly capital-efficient, and our model is optimized to leverage this trend through the use of the Internet and various online research tools. By advising clients in the earliest stages of their evaluation of potential investments, we believe that we will allow them to achieve desired returns without the sales pressure or commissions associated with typical real estate transactions. We intend to use web-based applications to enable us to assist our clients.

●	Consult to diverse, innovative and dynamic clients. We believe that the low capital requirements to consult with our target clients, coupled with the various timelines of real estate investors, enable us to spread our resources across a wide spectrum of clients. Some clients will be interested in leasing while others will be interested in purchasing or pursuing joint ventures. By diversifying our target clients, we believe we will mitigate risk and enhance the value of our services to our clients.

We intend to provide consulting and advisory services to our clients for fee-based compensation. We will negotiate our fees on a case-by-case basis and intend to offer hourly rates and flat fees for our services.

We will provide a variety of services to client companies, including the following:

●	Analysis of current trends and transactions;

●	Consulting on structure and financing including corporate formation services;

●	Investment analysis of properties;

●	Marketing, branding and public relations with respect to leasing and branding;

●	Formulating operating strategies for the properties;

●	Formulating other strategies designed to maximize property values, including tenant analysis;

●	Relocation services;

●	Introductions to potential joint venture partners; and

●	Assisting in financial modeling.

We intend to derive income from our clients for the performance of these services.

Since March 2, 2015 (our inception) to December 31, 2015, we generated $2,500 revenues and have a net loss of $92,755. In June 2015, our first client retained us. We anticipate that we will generate revenues as we secure additional clients in the next twelve months. We believe that we have insufficient working capital to continue our operations for the next 12 months; however, our majority shareholder has orally agreed to advance us our necessary working capital, if necessary. We currently have two officers and a sole director. These individuals allocate time and personal resources to us on a part-time basis and devote approximately 10 hours per week to us.

As of the date of this Report, we have 25,426,500 shares of $0.001 par value common stock issued and outstanding, which is owned by 47 shareholders. We do not have any shares of preferred stock issued and outstanding. The aggregate market value of our common stock based on the offering price of $0.12 per share is $3,051,180. Our stockholders’ equity as of our most recent audit, which is December 31, 2015, is $24,895.

Principal Services

We intend to consult with real estate users and investors and assist them with a variety of consulting and analytical services. We also intend to advise them about the possibilities of raising capital, and seeking strategic market opportunities.

Potential clients may face a number of options when seeking advice for the capital markets and we intend to advise them in of various options, providing them with the administrative support, and help prepare them to be ready to present to potential investors, strategic partners and customers.

Real Estate Consulting Services

We also intend to offer services to both public and private clients that support complex business challenges with a pragmatic approach across all real estate sectors initially focusing on the commercial sector with private clients. Our management believes that they can assist real estate investors and professionals with advice that will enable them to improve performance, drive property value and mitigate risk. In addition, our management will offer advice and leadership to ensure strategies for long-term success.

The following are some the business benefits we intend to offer to potential clients:

●	Financial Management – Project management, budget process planning, risk management, financial modeling.

●	Real Estate Business Planning – Annual plan writing and modeling, presentation development.

●	Strategic Development – Market strategy, short term and long term planning, human resources strategy.

●	Site and Location Search, Identification and Set-Up – Local funding negotiations, supplier assessment and sourcing, site management.

●	Business Organization Structure and Process Development – Legal entity review, leadership and senior management organization design, total organization design.

●	Organization Development – Leadership and organization effectiveness and performance management, project management design.

We intend our research and advisory services are designed to assist clients in forming their investment strategy and making buy-sell-hold decisions. We intend to fully integrate our research with our client dialogue, client relationship development and maintenance and transaction execution. We intend to coordinate our advisory services with both our sales and financing professionals and we intend to design them to provide customized analysis and increase customer loyalty and long-term transaction volume.

Marketing and Communication Support Services

We intend to assist our clients to optimize the impact of their financial decisions and property evaluation efforts. By optimizing this service, we will help facilitate the rapid dissemination of high impact and high quality information.

The following are some of the marketing and communications services we intend to offer to our potential clients:

●	Identity & Brand Management – We will assist management with brand identity and brand management in the context of being a real estate investor and user. We will provide advice to aid our clients in the development of their own distinct brands around their real estate projects. We will work with client management to integrate the companies’ philosophy into a comprehensive suite of communication materials that provides the foundation of a successful communications strategy.

●	Websites - Our goal is to make it easy for users and investors to find the desired information about real estate opportunities quickly and efficiently. We intend to assist our clients in the design and building of websites that emphasize meaningful content around a user-friendly and intuitive presentation and navigation thereby enabling investors that use the web on a 24-hour basis to evaluate the client and its real estate opportunities, which are the core of communications and central to marketing efforts.

●	Investor Presentations – We intend to assist our clients with their “first impression” to real estate user, investors or financing sources. We believe that first impressions count and are critical when communicating with real estate investors and end users. The ability to clearly communicate a client’s value proposition is critical to generating leasing or sales interest.

●	Printed and Electronic Information – we intend to offer creation and productions services from simple highlight sheets to multi-page brochures, which we intend to design to be delivered through traditional print press or email campaigns.

We believe that the services we intend to offer to our future clients will be quality, value added services that will enable long term success for them and us.

Financing Strategy

Our ability to increase our revenues and market our services will dependent on additional outside financing, advances from our majority shareholder and reinvesting our profits. Primary responsibility for the overall planning and management of our services will rest with our management. For each service we plan to offer, management will need to assess the market and our needs to offer such consulting or advisory services at cost-effective prices to real estate investors and users. All decisions will be subject to budgetary restrictions and our business control. We cannot provide any guarantee that we will be able to ever offer services on cost-effect terms.

Competition

The real estate advisory and consulting services industry is highly competitive. We compete with a variety of companies, many of which have greater financial and other resources than us, or are subsidiaries or divisions of larger organizations. In particular, the industry is characterized by a small number of large, dominant organizations that perform this service, such as real estate brokerage firms, accounting firms, law firms, consultants as well as many companies that have greater financial and other resources than us.

The major competitive factors in our business are the timeliness and quality of service, the quality of work product the clients desire and price. Our ability to compete effectively in providing customer service and quality services depends primarily on the level of training of our future staff, the utilization of computer software and equipment and the ability to deliver our services in an effective and timely manner. We believe we will compete effectively in all of these areas.

Many of our competitors have substantially greater financial, technical, managerial, marketing and other resources than we do and they may compete more effectively than we can. If our competitors offer services at lower prices than we do, we may have to lower the prices we charge, which will adversely affect our results of operations. Furthermore, many of our competitors are able to obtain more experienced employees than we can.

Intellectual Property Rights

We do not currently have any intellectual property rights.

Our Website

Our website is located at www.hubilu.com and, provides a description of our company, our services, mission statement along with our contact information including our address, telephone number and e-mail address.

Dependence On Customers

We have signed an agreement with our first customer and do not have any other customers at this time.

Trademarks And Patents

We do not have any registered trademarks or patents.

Need For Any Government Approval Of Principal Services

We are also subject to federal, state and local laws and regulations generally applied to businesses, such as payroll taxes on the state and federal levels. Sales of the services we intend to provide to customers may be subject to U.S. and local government regulations.

Research And Development

We have not spent any money on research and development activities.

Employees

At the present time, we do not have any employees other than our officers and directors who devote their time as needed to our business and expect to devote 10 hours per week.

Legal Proceedings

We are not involved in any legal proceedings nor are we aware of any pending or threatened litigation against us. None of our officers or director is a party to any legal proceeding or litigation. None of our officers or director has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

Property

We hold no real property. We do not presently own any interests in real estate. From April 2015 to February 2016, our executive, administrative and operating offices were located at 9777 Wilshire Boulevard, Suite 804, Beverly Hills, CA 90212. We did not have a written lease with the landlord and one of our minority shareholders provided us with space, on a month-to-month basis, for no cost. On March 4, 2016, we entered into a written lease for 750 square feet of space for $2,200 per month. Our lease expires on February 28, 2017. Our majority shareholder advanced us the first month’s prorated rent of $1,703 and $6,600 for the landlord’s security deposit.

Item 1A. Risk Factors

We are subject to those financial risks generally associated with development stage or startup enterprises. Since we have sustained losses since inception, we will require financing to fund our development activities and to support our operations and will independently seek additional financing. However, we may be unable to obtain such financing. We are also subject to risk factors specific to our business strategy and the entertainment industry.

RISKS ASSOCIATED WITH OUR COMPANY AND INDUSTRY

Since we are a development stage or startup enterprise, have just begun to generate revenues and lack an operating history, an investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

We are a newly organized development stage enterprise that was incorporated on March 2, 2015 and, in June 2015, we have just begun to realize revenues. We have no established operating history upon which an evaluation of our future prospects can be made. From March 2, 2015 (inception) to December 31, 2015, we have incurred a net loss of $92,755. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the real estate consulting industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to secure clients, and real estate properties. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. If our revenues are insufficient, and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business that would result in our being unable to continue as a going concern.

Our auditor’s report on our December 31, 2015, financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Moreover, our officers may be unable or unwilling to loan or advance us any funds. See “Audited Financial Statements - Auditors Report.”

Because we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors. We incurred a $92,755 net loss for the period from March 2, 2015 (inception) to December 31, 2015 and had $2,500 in revenues. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our consulting services. We plan to seek additional funds through private placements of our common stock. Private placements of our common stock may involve substantial dilution to our existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Our officers and directors have limited experience in the real estate consulting industry, which could prevent us from successfully implementing our business plan, and impede our ability to earn revenue.

Our officers and directors have experience in the real estate industry but limited experience in the consulting sector. While our president has been an agent, broker, property manager and principal, he has limited experience in real estate consulting to third parties. Our management’s lack of experience could hinder their ability to successfully consult on real estate projects that will result in clients retaining our services. It is likely that our management’s inexperience with real estate consulting will hinder our ability to earn revenue. Each potential investor must carefully consider the lack of experience of our officers and directors before purchasing our common stock.

Our officers and directors lack experience in operating a public company, which could prevent us from successfully implementing our business plan and impede our ability to earn revenue.

Our officers and directors lack experience in operating a public company. While they have experience in operating companies, their lack of experience in operating a public company could hinder their ability to successfully comply with the reporting and other requirements imposed on public companies. It is likely that our management’s inexperience with operating a public company will hinder our ability to earn revenue and comply with various reporting requirements. Each potential investor must carefully consider the lack of experience of our officers and directors before purchasing our common stock.

Key management personnel may leave us, which could adversely affect our ability to continue operations.

We are entirely dependent on the efforts of David Behrend, our president, chief executive officer and sole director and Maurice Simone, our vice president and secretary. The loss of our officers and sole director, or of other key personnel hired in the future, could have a material adverse effect on the business and its prospects. There is currently no employment contract by and between any office/director and us. Also, there is no guarantee that replacement personnel, if any, will help us to operate profitably. They have been, and continue to expect to be able to commit approximately 10 hours per week of their time, to the development of our business plan in the next six months. If management is required to spend additional time with their outside employment, they may not have sufficient time to devote to us and we would be unable to develop our business plan resulting in the business failure.

We do not maintain key person life insurance on our officers and sole director.

If we are unable to obtain additional funding our business operation will be harmed, and if we do obtain additional funding, our then existing shareholders may suffer substantial dilution.

We have limited financial resources. As of December 31, 2015, we had $21,895 of cash on hand and total assets of $24,895. If we are unable to develop our business or secure additional funds our business would fail and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

General domestic and international economic conditions could have a material adverse effect on our operating results and common stock price and our ability to obtain additional financing.

As a result of the current economic conditions and macro-economic challenges currently affecting the economy of the United States and other parts of the world, some of the real estate projects that we may consult on could suffer delays or postponement until the economy strengthens, which could in turn effect our ability to obtain additional financing. We anticipate our revenues to be derived from our consulting services, which could be suffer if clients are suffering from the economy. During weak economic conditions, we may not experience any growth if we are unable to obtain financing. If the domestic and/or international economy were to weaken, the demand for any real estate projects we may desire to consult on could decline, which could have a material adverse effect on our operating results and stock price.

In the future we may seek additional financing through the sale of our common stock resulting in dilution to existing shareholders.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that, if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding, which will result in a reduction in the value of an existing shareholder’s interest. To raise additional capital, we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for our business plan and expenditures. As of the date of this registration statement of which this Report, we have generated $2,500 in revenue. Failure to generate additional revenue will cause us to go out of business, which will result in the complete loss of your investment.

We may be unable to adequately protect our intellectual property from infringement by third parties.

Our business plan is significantly dependent upon exploiting our consulting services and any intellectual property that we may develop in the future. There can be no assurance that we will be able to control all of the rights for all of our property or that some of the rights may not revert to their original owners. We may not have the resources necessary to assert infringement claims against third parties who may infringe upon our intellectual property rights. Litigation can be costly and time consuming and divert the attention and resources of management and key personnel. We cannot assure you that we can adequately protect any intellectual property or successfully prosecute potential infringement of our intellectual property rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours, or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect our intellectual property rights may result in a loss of revenue and could materially adversely affect our operations and financial condition.

If our real estate consulting assignments are not commercially successful and/or do not generate revenues, our business would fail.

Real estate projects involve substantial risks, because it requires that we spend significant funds based entirely on our preliminary evaluation of a real estate project for potential clients. It is impossible to predict the success of any project. The ability of a real estate project to be commercially successful can depend upon a variety of unpredictable factors, including:

●	Tenants or investors taste, which is always subject to change;

●	The quantity and popularity of other real estate projects in the vicinity;

●	The competition for real estate, through real estate brokers and other consultants; and

●	The fact that most real estate projects are marketed online.

For any of these reasons, the projects that we decide to present to clients or consult on may not be commercially successful and our business may suffer or fail altogether resulting in a complete loss of any investment made in our common stock.

The projects we may consult on might be more expensive to acquire than we anticipate.

We expect that future financing our clients may obtain, in addition to their equity, will provide the capital required to acquire target properties. Expenses associated with acquiring the properties or leasing them could increase beyond projected costs because of a range of factors such as an escalation in interest rates and other factors. In addition, unexpected circumstances sometimes cause acquisition costs to exceed budget.

Competition in the real estate consulting industry is strong. If we cannot successfully compete, our business may be adversely affected.

The marketplace in which we compete is intensely competitive and subject to rapid change. Our competitors include well established enterprises. Some of these competitors are based globally. We anticipate that we will face additional competition from new entrants that may offer significant performance, price, creative or other advantages over those offered by us. Many of these competitors have greater name recognition and resources than us.

Additionally, potential competitors with established market shares and greater financial resources may introduce competing projects. Thus, there can be no assurance that we will be able to compete successfully in the future or that competition will not have a material adverse affect on our operations. Increased competition could result in lower than expected operating margins or loss of the ability to engage distributors of their productions, either of which would materially and adversely affect our business, results of operation and financial condition.

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability.

The real estate consulting industry is subject to extensive and complex federal and state laws and regulations related to safety, conduct of operations, and payment for services. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions and delays in production schedules orders.

Federal and state governments may regulate certain aspects of the real estate industry. Our ability to cost effectively market our services as they related to real estate projects could be affected by such regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business, results of operations and financial condition.

Our officers and sole director are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

In an effort to resolve such potential conflicts of interest, our officers and sole director have agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Since the effective date of our registration statement, we are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and/or our directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

We have only one director. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, since we only have one director, he has significant control over all corporate issues. We do not have an audit or compensation committee comprised of independent directors. Our sole director performs these functions and is not an independent director. Thus, there is a potential conflict in that sole director is also engaged in management and participates in decisions concerning management compensation and audit issues that may affect management performance.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our director’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

We will rely upon consultants for web-further enhancement and maintenance of our website and the consultant may not maintain it in a manner that is necessary to promote and recruit personnel and potential clients effectively.

We are also dependent on a web consultant to maintain and continue to expand our website. If the consultant does not fulfill his duties, we may not be able to find another consultant with specific expertise to expand our website.

We have developed a website that will help us attract personnel and clients. It is a basic website to located at www.hubilu.com. We intend to use the website as a promotional and recruiting tool for potential clients as well as a tool for soliciting projects to consult on with real estate owners. We intend to further expand our website in the next 45 – 60 days. If we do not further develop our website, we may not be able to adequately access clients or projects to develop consulting revenues.

RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES

Investors may lose their entire investment if we fail to implement our business plan.

As a development-stage or startup enterprise that has just commenced operations, we expect to face substantial risks, uncertainties, expenses and difficulties. We were formed on March 2, 2015. We have no demonstrable operations record, on which you can evaluate our business and prospects. As of the date of this Annual Report on Form 10K, we have had only limited start-up operations and have just begun to generate revenues. We cannot guarantee that we will be successful in accomplishing our objectives. Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement, of which this prospectus is a part. In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

Participation is subject to risks of investing in micro capitalization companies.

Micro capitalization companies generally have limited product lines, markets, market shares and financial resources. The securities of such companies, if traded in the public market, may trade less frequently and in more limited volume than those of more established companies. Additionally, in recent years, the stock market has experienced a high degree of price and volume volatility for the securities of micro capitalization companies. In particular, micro capitalization companies that trade in the over-the-counter markets have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

There has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We have entered into an agreement with a market maker to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA. There can be no assurance that the market maker’s application will be accepted by FINRA. We cannot estimate the time period that the application will require for FINRA to approve it. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether

(i)	any market for our shares will develop;

(ii)	the prices at which our common stock will trade; or

(iii)	the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company (“DTC”) to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB), it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock would be subject to the penny stock restrictions. See “Plan of Distribution” and “Risk Factors.”

The trading of our securities, if any, will be in the over-the-counter market, which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions that are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	the basis on which the broker or dealer made the suitability determination, and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

Our management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;

●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

●	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

There is currently no established public market for our common stock, and there can be no assurance that any established public market would develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one. See also “Plan of Distribution-State Securities-Blue Sky Laws.”

Because insiders control our activities, they may cause us to act in a manner that is most beneficial to them and not to outside shareholders, which could cause us not to take actions that outside investors might view favorably and which could prevent or delay a change in control.

David Behrend, our chairman, chief executive officer and president, controls Jacaranda Investments, Inc., which owns 25,000,000 common shares representing 98.32% of the outstanding common stock. As a result, it effectively controls all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. This insider also has the ability to delay or perhaps even block, by its ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

Our sole director has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of us.

Our Certificate of Incorporation at Article Tenth provides for indemnification as follows: “No director shall be personally liable to the Corporation or its stockholders for monetary damages for any breach of fiduciary duty by such director as a director. Notwithstanding the foregoing sentence, a director shall be liable to the extent provided by applicable law, (i) for breach of the director’s duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) pursuant to Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derived an improper personal benefit. No amendment to or repeal of this Article Tenth shall apply to or have any effect on the liability or alleged liability of any director of the Corporation for or with respect to any acts or omissions of such director occurring prior to such amendment.”

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

Except for the 235,000 shares registered pursuant to our registration statement, the remaining outstanding shares of common stock (25,191,500 shares) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our sole director will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our sole director is not an independent director, we do not currently have independent audit or compensation committees. As a result, this sole director has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it costlier or deter qualified individuals from accepting these roles.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the effective date of our registration statement, October 27, 2015, we became subject to certain informational requirements of the Exchange Act, as amended and we are required to file periodic reports (i.e., annual, quarterly and special reports) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A. If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we may be required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our director, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited. We intend to file the Form 8A.

We will incur ongoing costs and expenses for SEC reporting and compliance; without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

We have entered into an agreement with a market maker to have our registered shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We hold no real property. We do not presently own any interests in real estate. From April 2015 to February 2016, our executive, administrative and operating offices were located at 9777 Wilshire Boulevard, Suite 804, Beverly Hills, CA 90212. We did not have a written lease with the landlord and one of our minority shareholders provided us with space, on a month-to-month basis, for no cost. On March 4, 2016, we entered into a written lease for 750 square feet of space for $2,200 per month. Our lease expires on February 28, 2017. Our majority shareholder advanced us the first month’s prorated rent of $1,703 and $6,600 for the landlord’s security deposit.

Item 3. Legal Proceedings

We are not a party to any legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public market for our common stock, and a public market may never develop. We are working with a market maker, which has filed an application with FINRA, so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA. There can be no assurance as to whether such market maker’s application will be accepted by FINRA. We cannot estimate the time period that will be required for the application process. Even if our common stock were quoted in a market, there may never be substantial activity in such market. If there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the DTC to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all the companies on the OTCBB). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

We do not have any common equity subject to outstanding options or warrants to purchase or securities convertible into our common equity. In general, under Rule 144, a holder of restricted common shares who is an affiliate at the time of the sale or any time during the three months preceding the sale can resell shares, subject to the restrictions described below.

If we have been a public reporting company under the Exchange Act for at least 90 days immediately before the sale, then at least six months must have elapsed since the shares were acquired from us or one of our affiliates, and we must remain current in our filings for an additional period of six months; in all other cases, at least one year must have elapsed since the shares were acquired from us or one of our affiliates.

The number of shares sold by such person within any three-month period cannot exceed the greater of:

●	1% of the total number of our common shares then outstanding; or

●	The average weekly trading volume of our common shares during the four calendar weeks preceding the date on which notice on Form 144 with respect to the sale is filed with the SEC (or, if Form 144 is not required to be filed, the four calendar weeks preceding the date the selling broker receives the sell order) This condition is not currently available to the Company because its securities do not trade on a recognized exchange.

Conditions relating to the manner of sale, notice requirements (filing of Form 144 with the SEC) and the availability of public information about us must also be satisfied.

25,191,500 of the presently outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 registration statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at anytime previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

1.	the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company;

2.	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

3.	the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and

4.	at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, we do not believe was are classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act.

Current Public Information

In general, for sales by affiliates and non-affiliates, the satisfaction of the current public information requirement depends on whether we are a public reporting company under the Exchange Act:

●	If we have been a public reporting company for at least 90 days immediately before the sale, then the current public information requirement is satisfied if we have filed all periodic reports (other than Form 8-K) required to be filed under the Exchange Act during the 12 months immediately before the sale (or such shorter period as we have been required to file those reports).

●	If we have not been a public reporting company for at least 90 days immediately before the sale, then the requirement is satisfied if specified types of basic information about us (including our business, management and our financial condition and results of operations) are publicly available.

However, no assurance can be given as to:

●	the likelihood of a market for our common shares developing,

●	the liquidity of any such market,

●	the ability of the shareholders to sell the shares, or

●	the prices that shareholders may obtain for any of the shares.

No prediction can be made as to the effect, if any, that future sales of shares or the availability of shares for future sale will have on the market price prevailing from time to time. Sales of substantial amounts of our common shares, or the perception that such sales could occur, may adversely affect prevailing market prices of the common shares.

Common Stock Currently Outstanding

As of December 31, 2015, we have 25,426,500 shares of our common stock outstanding.

Holders

As of the date of this Report, we had 47 stockholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as our Director deems relevant.

Transfer Agent

Globex Stock Transfer, LLC, is our independent stock transfer agent.

Recent Sales of Unregistered Securities

None.

Additional Information

Copies of our annual reports on Form 10−K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document, in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This Annual Report on Form 10−K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this Report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

The following is management’s discussion and analysis of financial condition and results of operations and is provided as a supplement to the accompanying financial statements and notes to help provide an understanding of our financial condition, results of operations and cash flows during the periods included in the accompanying financial statements.

In this Annual Report on Form 10-K, “Company,” “the Company,” “us,” and “our” refer to Hubilu Venture Corporation, a Delaware corporation, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2015 and our results of operations for the period from March 2, 2015 (inception) through December 31, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We are a startup enterprise that commenced operations on March 5, 2015, which, until June 2015, has been limited to organizational and business development activities. We are real estate advisory and consulting company that assists real estate investor professionals, as well as established companies, with advisory and consulting services focused on providing research, analysis and acquisition opportunities to them. Our mission is to assist investors and professionals in the early stage analysis of market opportunities and the evaluation of properties prior to them committing capital for the purchase or the leasing of real estate properties. We intend to focus our initial marketing efforts in the commercial markets; however, we will also look at residential and income producing markets. We intend to use the Internet as well as the services of independent sales consultants to market our services to investors and professionals in Southern California with our initial efforts focused in Beverly Hills and Los Angeles. We have had limited operations and have limited financial resources. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company’s lack of business operations and early losses raise substantial doubt about our ability to continue as a going concern.” Our operations from March 2, 2015 (inception) to June 2015 were devoted primarily to start-up, development and operational activities, which included:

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

As of December 31, 2015, we had $21,895 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of December 31, 2015, the Company has not borrowed any monies from its shareholders.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through a private placement offering, we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company with nominal assets to secure. Therefore, we are highly dependent upon the success of a future private placement offering and failure thereof would result in our having to seek capital from other resources such as debt financing, which may not even be available to us. However, if such financing were available, because we are a startup company with no operations to date, we would likely have to pay additional costs associated with high-risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing, we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

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

Management does not plan to hire additional employees at this time. Our officers and directors, as well as independent contractors, will be responsible for providing consulting services.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2015 together with notes thereto, which are included in this Annual Report on Form 10-K.

Period from March 2, 2015 (inception) through December 31, 2015

Revenues. We had $2,500 in revenues for the period from March 2, 2015 (inception) through December 31, 2015. The revenues were derived from our first consulting client.

Operating expenses. Operating expenses for the period from March 2, 2015 (inception) through December 31, 2015 were $92,255, which included general and administrative expenses, professional fees, and stock-based compensation. The components of operating expenses are discussed below.

General and administrative expenses were $6,111 for the period from March 2, 2015 (inception) through December 31, 2015, which consisted of $1,111 in business licenses and miscellaneous expenses and $5,000 in transfer agent fees.

Professional fees were $69,994 for the period from March 2, 2015 (inception) through December 31, 2015, which consisted of $50,000 in legal fees, $9,844 in accounting fees, and $5,150 in Edgar filing fees.

Stock-based compensation was $19,150 for the period from March 2, 2015 (inception) through December 31, 2015, which consisted of the issuance of 191,500 common shares at $0.10 per share based on the board’s valuation.

Net Loss. Our net loss was $92,755 for the period from March 2, 2015 (inception) through December 31, 2015. The loss is attributable to our operating expenses as set forth above.

Liquidity and Capital Resources. In 2015, we issued 25,235,000 common shares for $98,500 capital. In March 2015, we issued 25,000,000 common shares at $0.003 per share, to our majority shareholder for $75,000 in cash. From April 2015 to May 2015, we issued 235,000 shares of our common stock for $0.10 per share for $23,500 in cash.

Our total assets are $24,895 as of December 31, 2015, consisting of $21,895 in cash and $3,000 in prepaid expenses. Our working capital surplus was $24,895 as of December 31, 2015.

Our total liabilities are $0 as of December 31, 2015.

Our total stockholders’ equity is $24,895 as of December 31, 2015 and our accumulated deficit is $92,755 as of December 31, 2015.

We had no cash provided by investing activities in the the period from March 2, 2015 (inception) through December 31, 2015.

We had $98,500 in cash provided by financing activities for the the period from March 2, 2015 (inception) through December 31, 2015.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2015.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and startup costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2015 and 2014, respectively.

Plan of Operation

We were incorporated in the State of Delaware on March 2, 2015. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets. We are a development stage company or startup enterprise that has just begun to generate revenue and just recently started our operations. If we are unable to successfully continue to find customers who will engage us to provide real estate consulting services, we may quickly use up our working capital.

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

Complete our process to have our common stock quoted on the OTCBB

We have engaged a market maker to have our common stock quoted on the OTCBB. We intend to concentrate our efforts on obtaining our symbol for trading. Our operations will be limited due to the limited amount of funds on hand and the working capital, if necessary, our majority shareholder has orally agreed to advance us. Our plan of operations following the completion is as follows:

Expand and Enhance Our Website

Time Frame: 1st to 3rd months.

Material costs: $3,000 to $5,000.

We intend to further develop and enhance our website at www.hubilu.com. Our sole director and president, David Behrend, will be in charge of overseeing the further development and expansion of our website and the consulting and advisory services we are offering to potential clients. We hired a web designer to help us with the development and functionality of the website and intend to continue to enhance it. We do not have any written agreements with any web designers at current time. The website expansion costs, including site design and implementation will be approximately $3,000 to $5,000. Updating and improving our website will continue throughout the lifetime of our operations.

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

Commence Marketing Campaign

Time Frame: 6th - 12th months.

Material costs: $10,000-$15,000.

At the same time as we start negotiation process with potential clients, we will begin to market our services. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We also plan to attend trade shows in real estate and consulting to showcase our services with a view to find new customers. We believe that we should begin to see results from our marketing campaign within 120 days from its initiation. We also will use Internet promotion tools on real estate and consulting websites as well as on Facebook and Twitter to advertise our services. We intend to spend from $10,000-$20,000 on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations. Our campaign will consist of soliciting clients by offering to provide real estate consulting services to clients with an emphasis on research and analysis.

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

Description	Expenses

SEC reporting and compliance	$6,000
Website expansion	$3,000 to $5,000
Marketing and advertising	$10,000 to 15,000
Advances to independent contractors	$5,000 to $7,500
Other expenses	25,000

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements is not anticipated to have a material effect on our operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 8. Financial Statements and Supplementary Data

Our audited financial statements are set forth in this Annual Report beginning on page F-1.

HUBILU VENTURE CORPORATION

FINANCIAL INFORMATION

AS OF DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders

Hubilu Venture Corporation

We have audited the accompanying balance sheet of Hubilu Venture Corporation (the “Company”) as of December 31, 2015, and its related statements of operations, stockholders’ deficit and cash flows for the period from March 2, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the period from March 2, 2015 (inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had an accumulated deficit of $92,755 since inception and the Company has had minimal revenues since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA

March 30, 2016

FINANCIAL INFORMATION

HUBILU VENTURE CORPORATION

Balance Sheet

December 31, 2015
ASSETS
Current Assets
Cash	$21,895
Prepaid expenses	3,000

TOTAL ASSETS	$24,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES	—

TOTAL LIABILITIES	—

STOCKHOLDERS’ EQUITY
Preferred Stock, Authorized 10,000,000 preferred shares, $0.001 par, none issued and outstanding on December 31, 2015	—
Common Stock; Authorized 100,000,000 common shares, $0.001 par, 25,426,500 issued and outstanding on December 31, 2015 Additional paid-in capital	25,427
Additional paid-in capital	92,223
Accumulated Deficit	(92,755)
TOTAL STOCKHOLDERS’ EQUITY	24,895
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$24,895

The accompanying notes are an integral part of these financial statements.

HUBILU VENTURE CORPORATION

Statement of Operations

For the period from March 2, 2015 (inception) through December 31, 2015
Revenues:
Sales, net	$2,500

Expenses

General & administrative expenses	6,111
Professional fees	69,994
Stock-based compensation	19,150

Total Expenses	95,255

Net Loss for the Period	$(92,755)

Basic and diluted loss per common share	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	25,182,000

The accompanying notes are an integral part of these financial statements.

HUBILU VENTURE CORPORATION

Statement of Stockholders’ Equity

For the period from March 2, 2015 (inception) through December 31, 2015

			Additional
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at March 2, 2015 (Inception)	-	$-	$-	$-	$-

Founders’ shares, par value $0.0001, issued on March 2, 2015 at $0.003 per share	25,000,000	25,000	50,000	-	75,000

Shares issued at $0.10 per share	235,000	235	23,265	-	23,500

Shares issued for services rendered at $0.10 per share	191,500	192	18,958	-	19,150

Net loss for the period	-	-	-	(92,755)	(92,755)

Balance, December 31, 2015	25,426,500	25,427	92,223	(92,755)	24,895

The accompanying notes are an integral part of these financial statements.

HUBILU VENTURE CORPORATION

Statement of Cash Flows

For the period from March 2, 2015 (inception) through December 31, 2015
OPERATING ACTIVITIES
Net Loss	$(92,755)
Changes in Assets and Liabilities
Prepaid Expenses Increase	(3,000)
Adjustments to reconcile Net Income to net cash provided by (used for) operations:
Stock based compensation	19,150
Net cash used in Operating Activities	(76,605)

FINANCING ACTIVITIES
Proceeds from Stockholders’ Contributions	98,500
Net cash provided by Financing Activities	98,500

Net cash increase for period	21,895
Cash, at beginning of period	-

Cash, at end of period	$21,895

Supplemental cash flow information:
Cash paid of interest	$-
Cash paid for income taxes	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. As of December 31, 2015, the Company does not have any cash equivalents.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2015.

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

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3–PREPAID EXPENSES

Prepaid expenses consist of amounts paid in advance for Edgar filing fees that had not yet occurred as of December 31, 2015. The balance as of December 31, 2015 is $3,000.

NOTE 4–INCOME TAXES

As of December 31, 2015, the Company had a net operating loss carry forward of $92,755 that may be available to reduce future years’ taxable income through 2035.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

As of December 31, 2015
Deferred tax assets:
Net operating loss carry-forwards	$92,755

Valuation allowance	(92,755)
Net deferred tax assets	$-

Income tax benefit at U.S. federal statutory rate	(31,537)
Change in valuation allowance	31,537
Net deferred tax assets	-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 5–STOCKHOLDERS’ EQUITY

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

From April 7, 2015 to May 7, 2015, the Company sold 235,000 shares of common stock to accredited investors at the price of $0.10 per share for $23,500 in cash in an exemption transaction under Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 4, 2015, the Company issued 191,500 shares of common stock for services rendered at a price of $0.10 per share, which was close to the cash price as disclosed above. The shares were issued in a transaction under Section 4(a)(2) of the Securities Act of 1933, as amended, and recorded as stock-based compensation.

As of December 31, 2015, there are 25,426,500 shares of common stock outstanding.

NOTE 6–RELATED PARTY TRANSACTIONS

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

NOTE 7–GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a source of revenues to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The Company has net losses for the period from March 2, 2015 (inception) to December 31, 2015 of $92,755. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 – PROPERTY

The Company does not own any property and from April 1, 2015 to February 29, 2016, one of our minority shareholders provided us with office space for no cost. On March 4, 2016, we entered into a written lease for 750 square feet of space for $2,200 per month. Our lease expires on February 28, 2017. Our majority shareholder advanced us the first month’s prorated rent of $1,703 and $6,600 for the landlord’s security deposit.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2015 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2015.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2015. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our director serves until his successor is elected and qualified. Our director elects our officers to a term of one (1) year and they serve until their successors are duly elected and qualified, or until they are removed from office. The board of directors has no nominating or compensation committees.

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)

David Behrend	47	Chairman, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer

Maurice Simone	55	Vice President and Secretary

The persons named above have held their offices/positions since March 5, 2015 and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders.

Mr. David Behrend, Chairman, President, Chief Executive Officer, and Chief Financial Officer

David Behrend is our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary and has served in that capacity since March 5, 2015. Starting with his first real estate acquisition in 1997, Mr. Behrend has worked over the past 18 years as a portfolio real estate buyer and real estate agent and broker. Mr. Behrend has completed over $75 million dollars in real estate transactions. From 1997 to 1998, Mr. Behrend was a California licensed real estate agent and, since 1998, Mr. Behrend has been a California licensed real estate broker. From 2013 to the present, he is a broker with Camden Realty Group and prior to his association with Camden was a broker with various other firms. In his capacity as an agent and broker, Mr. Behrend has completed approximately 250 real estate transactions with commercial and residential properties and has acted as a principal and property manager on numerous properties. From July 2014 to the present, Mr. Behrend has served as the Chairman and President of Jacaranda Investments, Inc., a real estate investment company and has management responsibility in its operations. In 1989, Mr. Behrend graduated from the University of Witwatersrand in Johannesburg, South Africa with a degree in Business Commerce majoring in law, economics and accounting. In 1990, Mr. Behrend graduated from the University of Witwatersrand in Johannesburg, South Africa with an Honors degree in Business Economics majoring in Finance and Marketing.

Mr. Maurice Simone, Vice President and Secretary

Maurice Simone, is our Vice President and has served in this capacity since March 5, 2015. Mr. Simone has years of transactional analysis experience and from October 2012 to the present has served as a Transaction Coordinator with Camden Realty Group where he assists the brokers with property analysis, client presentations, financial modeling, marketing and zoning analysis. From 2006 to 2012, Mr. Simone was a property manager with NIC Realty where he was responsible for the on-site management of 2 properties and oversaw their rehabilitation, marketing and advertising, leasing, tenant qualification, and maintenance.

Possible Potential Conflicts

The OTCBB on which we plan to have our shares of common stock quoted does not currently have any director independence requirements.

No member of management will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer and director in that he may have other business interests in the future to which he devotes his attention, and he may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of such judgment as is consistent with each officer’s understanding of his fiduciary duties to us. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

In an effort to resolve such potential conflicts of interest, our officers and sole director have orally agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Currently we have two officers and only one director and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Code of Business Conduct and Ethics

In March 31, 2015, we adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

●	honest and ethical conduct,

●	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

●	compliance with applicable laws, rules and regulations,

●	the prompt reporting violation of the code, and

●	accountability for adherence to the code.

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as Exhibit 14.1 to our registration statement of which this prospectus is a part.

Board of Directors

Our sole director holds office until the completion of his term of office, which is not longer than one year, or until his successor(s) have been elected. Our sole director’s term of office expires on March 31, 2016. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

Involvement in Certain Legal Proceedings

During the past five years, other than as set forth below, no present director, executive officer or person nominated to become a director or an executive officer of us:

(1) had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

i. acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. engaging in any type of business practice; or

iii. engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of a federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

(5) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

In March 2010, Mr. Behrend filed a petition for bankruptcy with the U.S. District Court for the Central District of California, Case No. 2:10-bk-21201-VK. In April 2011, the Case was converted to a Chapter 7 petition, Case No. 01:11-bk-11379-VK and in October 2012, Mr. Behrend received a discharge.

In June 2009, the Los Angeles City Attorney brought charges against Mr. Behrend, who was the majority member of a limited liability company that acted as a trustee for a trust, which controlled and managed a residential apartment building in Los Angeles. Mr. Behrend pled no contest to a misdemeanor charge of violating the habitability of an apartment building and received a fine, 300 hours of community service, 90 days electronic monitoring and 8 years’ probation. Mr. Behrend has completed all of the conditions of his sentence. His probation expires in June 2017.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. See “Executive Compensation” hereinafter.

We will reimburse all directors for any expenses incurred in attending directors’ meetings provided that we have the resources to pay these fees. We will consider applying for officers’ and directors’ liability insurance at such time when we have the resources to do so.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the period from March 2, 2015 (inception) to December 31, 2015, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
David Behrend CEO, President, CFO and Director	2015	-	-	-	-	-	-	-	-

Maurice Simone, III, Vice President & Secretary	2015	-	-	-	-	-	-	-	-

We have no formal employment arrangement with Mr. Behrend or Mr. Simone at this time. Mr. Behrend’s and Mr. Simone’s compensation has not been fixed or based on any percentage calculations. Mr. Behrend will make all decisions determining the amount and timing of their compensation and, for the immediate future, will not receive any compensation. Mr. Behrend’s compensation amounts will be formalized if and when his annual compensation exceeds $50,000.

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Therefore, none of our named executive officers received any grants of stock, option awards or other plan-based awards during the period from March 2, 2015 (inception) through December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 3, 2016, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of March 30, 2016, we had 25,426,500 shares of common stock outstanding, which are held by 47 shareholders. There is not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	David Behrend 205 South Beverly Drive, Suite 205 Beverly Hills, CA 90212	25,000,000	98.11%

Common Stock	Maurice Simone 205 South Beverly Drive, Suite 205 Beverly Hills, CA 90212	45,000	0.18%
	All Officers and Directors as a Group (2 persons)	25,045,000	98.29%

David Behrend will continue to own the majority of our common stock after the offering, regardless of the number of shares sold. Since he will continue to control us after the offering, investors in this offering will be unable to change the course of our operations. Thus, the shares we are offering lack the value normally attributable to voting rights. This could result in a reduction in value of the shares you own because of their ineffective voting power.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our promoters are Mr. Behrend, our chairman, president, chief executive officer, chief financial officer, and Mr. Simone, our vice president and secretary.

Our office and mailing address is 205 South Beverly Drive, Suite 205, Beverly Hills, CA 90212. On March 4, 2016, we entered into a written lease for 750 square feet of space for $2,200 per month at this location. Our lease expires on February 28, 2017. Our majority shareholder advanced us the first month’s prorated rent of $1,703 and $6,600 for the landlord’s security deposit. From April 1, 2015 to February 29, 2016, one of our minority shareholders provided us with office space at no cost to us and therefore we did not incur any rent expense. We estimate that the approximate value of the space he was providing to be $300 per month and there was no written lease agreement for our use of this space, which he provided to us on a month-to-month basis.

On March 5, 2015, we sold 25,000,000 shares of our common stock to David Behrend, our president, chief executive officer, chief financial officer, and sole director. These shares were issued in for $75,000 in cash or $0.003 per share. On April 30, 2015, David Behrend transferred all of his shares to Jacaranda Investments, Inc., a corporation wholly owned by him in exchange for shares in that corporation.

Our officers and sole director are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

In an effort to resolve such potential conflicts of interest, our officers and sole director have orally agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

We believe that each reported transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

disclose such transactions in prospectuses where required;
disclose in any and all filings with the Securities and Exchange Commission, where required;
obtain disinterested directors’ consent; and
obtain shareholder consent where required.

Item 14. Principal Accountant Fees and Services.

During the last fiscal year, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the year ended December 31, 2015, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2015.

Year ended December 31, 2015

Audit Fees	$4,200
Audit-Related Fees	$4,210
Tax Fees	$-
All Other Fees	$1,433

Pre-Approval Policy

Our Director pre-approves all services provided by our auditors. Prior to the engagement of our auditor, for any non-audit or non-audit related services, our Director must conclude that such services are compatible with the independence of our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBITS

The following exhibits are filed as part of this registration statement, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation

3.2	Bylaws

14.1	Code of Ethics

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase
*	Filed herewith.

SignatureS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUBILU VENTURE CORPORATION

March 30, 2016	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2016	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer) and Sole Director

