Form 10-Q
period 2016-03-31
Hubilu Venture Corp
filed 2016-05-17
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 333-204347

Hubilu Venture Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-3342387
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

205 South Beverly Drive, Suite 205 Beverly Hills, CA	90212
(Address of Principal Executive Offices)	(Zip Code)

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 16, 2016, the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 25,426,500.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Condensed Balance Sheets

	March 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash	$11,284	$21,895
Deposits	6,600
Prepaid expenses	1,500	3,000

TOTAL ASSETS	$19,384	$24,895

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
LIABILITIES
Current Liabilities
Accounts payable	102	-
Related party advances	20,000	-

TOTAL LIABILITIES	20,102	-

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock, Authorized 10,000,000 preferred shares, $0.001 par, none issued and outstanding on December 31, 2015	-	-
Common Stock; Authorized 100,000,000 common shares, $0.001 par, 25,426,500 issued and outstanding on March 31, 2016 and December 31, 2015, respectively	25,427	25,427
Additional paid-in capital	92,223	92,223
Accumulated Deficit	(118,368)	(92,755)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(718)	24,895
TOTAL LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY	$19,384	$24,895

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Condensed Statements of Operations

	For the three months ended March 31, 2016	For the period from March 2, 2015 (inception) through March 31, 2015
Revenues:
Sales, net	$-	$-

Expenses

General & administrative expenses	$3,382	$842
Rent	1,704	-
Edgar & transfer agent fees	3,195	-
Professional fees	17,332	20,000
Stock-based compensation	-	-

Operating Expenses	$25,613	$20,842

Net Loss for the Period	$(25,613)	$(20,842)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	25,426,500	25,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Condensed Statement of Cash Flows

	For the three months ended March 31, 2016	For the period from March 2, 2015 (inception) through March 31, 2015
OPERATING ACTIVITIES
Net loss	(25,613)	$(20,842)
Adjustments to reconcile Net Income to net cash provided by (used for) operations:
Stock-based compensation	-	-
Changes in operating assets and liabilities:
Prepaid expenses	1,500	-
Deposits	(6,600)	-
Accounts payable	102	842
Net cash used in Operating Activities	(30,611)	(20,000)

FINANCING ACTIVITIES
Issuance of common stock	-	75,000
Related party advances	20,000	-
Net cash provided by Financing Activities	20,000	75,000

Net cash (decrease) increase for period	(10,611)	55,000
Cash, at beginning of period	21,895	-

Cash, at end of period	11,284	$55,000

Supplemental cash flow information:
Cash paid of interest	-	$-
Cash paid for income taxes	-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Notes to the Condensed Financial Statements

March 31, 2016

NOTE 1 - BASIS OF PRESENTATION

The condensed balance sheets of Hubilu Venture Corporation (the “Company”) as of March 31, 2016, and the condensed statements of operations for the three-month period ended March 31, 2016 and for the period from March 2, 2015 (Inception) through ended March 31, 2015, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of March 31, 2016, and the results of operations for the three-months ended March 31, 2016 and for the period from March 2, 2015 (Inception) through ended March 31, 2015.

Certain information and notes normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These condensed financial statements should be read in conjunction with the audited financial statements and notes to financial statements as of December 31, 2015 and calendar year then ended.

NOTE 2 - NATURE OF BUSINESS

The Company was incorporated under the laws of the state of Delaware on March 2, 2015, under the name Hubilu Venture Corp. and, on March 4, 2015, filed a Certificate of Correction to change the name to Hubilu Venture Corporation. The Company has limited operations and is developing a business plan to provide real estate consulting services to clients in the United States. From March 2015 to June 2015, its business activities were limited to organizational matters and developing a website. In June 2015, the Company signed its first client and began generating revenues from its planned operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of and for the three months ended March 31, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of March 31, 2016 and December 31, 2015.

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

As of January 1, 2015, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal, Delaware and California as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination, as well as Delaware and California examination of our tax returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Loss per Share

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2016 and December 31, 2015.

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

NOTE 4 - DEPOSITS

Deposits consist of amounts paid in advance to the Company’s landlord as security for its lease. The balance as of March 31, 2016 is $6,600.

NOTE 5 - PREPAID EXPENSES

Prepaid expenses consist of amounts paid in advance for Edgar filing fees that had not yet occurred as of March 31, 2016 and December 31, 2015. The prepaid expense balances were $1,500 and $3,000 as of March 31, 2016 is $1,500.

NOTE 6 - STOCKHOLDERS’ (DEFICIT) EQUITY

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

As of March 31, 2016, there are 25,426,500 shares of common stock outstanding.

NOTE 7 - RELATED PARTY TRANSACTIONS

The officers and sole director of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, they may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company’s majority shareholder has orally agreed to provide additional working capital to the Company. These advances are expected to be unsecured and not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment if he advances any funds until the Company is financially able to repay him. In March 2016, the Company’s majority shareholder advanced the Company $20,000. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholder has agreed not to seek repayment until the Company is financially able to repay it.

NOTE 8 - GOING CONCERN

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

The Company has net losses for the period from March 2, 2015 (inception) to March 31, 2016 of ($118,368). The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 - PROPERTY

The Company does not own any property and from on April 1, 2015 to March 31, 2016, an unrelated third party provides office space to the Company for no cost. Commencing on March 7, 2016, the Company entered into a written lease agreement with a third party, which expires on February 28, 2017. The lease provides for a monthly rental rate of $2,200 and a $6,600 security deposit.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2016 and for the period from March 2, 2015 (inception) through March 31, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

As of March 31, 2016, we had $11,284 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing from related or third parties. The additional equity financings will likely be in the form of private placements of common stock. As of March 31, 2016, the Company has borrowed $20,000 from its majority shareholder.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2016 and for the period from March 2, 2015 (inception) through March 31, 2015, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2016 compared to the period from March 2, 2015 (inception) through March 31, 2015

Revenues. We did not have any revenues for the three months ended March 31, 2016 or for the period from March 2, 2015 (inception) through March 31, 2015.

Operating expenses. Operating expenses include general and administrative expenses and professional fees. In total, operating expenses increased $4,771, or 22.89%, to $25,613 for the three months ended March 31, 2016 compared to $20,842 for the period from March 2, 2015 (inception) through March 31, 2015. The components of operating expenses are discussed below.

●	General and administrative expenses increased $2,540, or 301.66%, to $3,382 for the three months ended March 31, 2016 compared to $842 for the period from March 2, 2015 (inception) through March 31, 2015. The increase is primarily attributable to an increase in parking and office expenses as well as computer and internet expenses.

●	Rent expense increased $1,704, or 100%, to $1,704 for the three months ended March 31, 2016 compared to $0 for the period from March 2, 2015 (inception) through March 31, 2015. The increase is due to the Company entering into a lease agreement with a third party landlord.

●	Transfer agent and Edgar filing fees increased $3,195, or 100%, to $3,195 for the three months ended March 31, 2016 compared to $0 for the period from March 2, 2015 (inception) through March 31, 2015. The increase is due to the Company entering into an agreement with a transfer agent and the costs incurred in Edgar filing fees.

●	Professional fees decreased $2,668, or 13.34%, to $17,332 for the three months ended March 31, 2016 compared to $20,000 for the period from March 2, 2015 (inception) through March 31, 2015. The decrease is primarily due to a decrease in legal and accounting fees.

Net loss. Our net loss increased $4,771, or 22.89%, to $25,613 for the three months ended March 31, 2016 compared to $20,842 for the period from March 2, 2015 (inception) through March 31, 2015. The increase is attributable to the expenses discussed above.

Liquidity and Capital Resources. We did not issue any shares in the three months ended March 31, 2016. We borrowed $20,000 from our majority shareholder, which it advanced to us interest free. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $19,384 as of March 31, 2016, consisting of $11,284 in cash, $6,600 in deposits and $1,500 in prepaid expenses. Our working capital deficit was $718 as of March 31, 2016.

Our total liabilities are $20,102 as of March 31, 2016.

Our total stockholders’ deficit was $718 as of March 31, 2016, and an accumulated deficit of $118,368 as of March 31, 2016.

We had $30,611 in net cash used in operating activities for the three months ended March 31, 2016, which included $25,613 in net loss, which amount was offset by $1,500 in prepaid expenses and $102 in accounts payable and increased by $6,600 in deposits.

We had no cash provided by investing activities for the three months ended March 31, 2016.

We had $20,000 in cash provided by financing activities the three months ended March 31, 2016, which was due to related party advances.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2016.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2016 and for the period from March 2, 2015 (inception) through March 31, 2015.

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

112 South Eucalyptus Avenue, LLC, our first client, retained us to assist it in maximizing its return on equity for its property, and to source new properties for it to buy. We are evaluating various options for the client including a sale or a 1031 exchange. We are also advising the client on the use of strategies utilizing an all-inclusive trust deed (AITD) whereby the seller of real estate, with equity greater than its tax base, can spread the tax liability over the life of the loan underlying the AITD. This strategy also allows the seller to have an ongoing income stream, which is the primary objective of selling a property using an AITD. We have conducted a preliminary valuation of the property and have shown the opportunity to a number of potential investors. In the event we are unable to attract an interested party to purchase the property, we will then introduce the seller to an experienced real estate broker who understands AITDs and how to market the property to buyers. We are also in the process of seeking new properties for the client to buy, either as a stand-alone purchase or as part of a 1031 exchange.

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

Our plan of operations, now that we have completed our registration statement and obtained our symbol, is as follows:

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

Material costs: $11,500-14,000.

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

David Behrend, our president, will be devoting 40 hours per week to our operations. Mr. Behrend is a broker with Camden Realty has orally agreed to limit his responsibilities at Camden Realty to providing brokerage services to customers that do not require consulting services outside of the time he devotes to our operations.

Estimated Expenses for the Next Twelve Months

The following provides an overview of our estimated expenses to fund our plan of operation for the next twelve months. We estimate these expense to be approximately $100,000 as follow:

Description	Expenses

SEC reporting and compliance	$6,000
Website expansion	$3,000 to $5,000
Marketing and advertising	$10,000 to 15,000
Legal and accounting	$35,000
Advances to independent contractors	$11,500 to 14,000
Other expenses	25,000

We anticipate that the minimum additional capital necessary to fund our planned operations in this case for the 12-month period will be approximately $100,000 and will be needed for general administrative expenses, business development, marketing costs and costs associated with being a publicly reporting company. As a result, we will need to seek additional funding in the near future. The most likely source of this additional capital is through the sale of additional shares of common stock or advances from our sole director, our other director or our shareholders. Mr. Behrend, our sole director, through our majority shareholder, which he controls, has orally agreed to advance us any necessary capital. However, he has no firm commitment, arrangement or legal obligation to advance or loan funds to the Company.

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

We believe the following is among the most critical accounting policies that impact our financial statements: We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended March 31, 2016.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

May 17, 2016	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer)
and Chief Financial Officer (Principal Accounting and Financial Officer)

