Form 10-Q
period 2016-06-30
Hubilu Venture Corp
filed 2016-08-11
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-204347

Hubilu Venture Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-3342387
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

205 South Beverly Drive, Suite 205
Beverly Hills, CA	90212
(Address of Principal Executive Offices)	(Zip Code)

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 10, 2016, the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 25,426,500.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Condensed Balance Sheets

	June 30, 2016	December 31, 2015

ASSETS
Current Assets
Cash	$24,785	$21,895
Deposits	6,600	-
Prepaid expenses	-	3,000

TOTAL ASSETS	$31,385	$24,895

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
LIABILITIES
Current Liabilities
Accounts payable	589	-
Related party advances	75,000	-

TOTAL LIABILITIES	75,589	-

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock, Authorized 10,000,000 preferred shares, $0.001 par, none issued and outstanding on June 30, 2016 and December 31, 2015	-	-
Common Stock; Authorized 100,000,000 common shares, $0.001 par, 25,426,500 issued and outstanding on June 30, 2016 and December 31, 2015	25,427	25,427
Additional paid-in capital	92,223	92,223
Accumulated Deficit	(161,854)	(92,755)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(44,204)	24,895
TOTAL LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY	$31,385	$24,895

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Condensed Statements of Operations

(unaudited)

	For the three- months ended June 30, 2016	For the three- months ended June 30, 2015	For the six- months ended June 30, 2016	For the period from March 2, 2015 (inception) through June 30, 2015
Revenues:
Sales, net	$1,800	$-	$1,800	$-

Expenses

General & administrative expenses	$23,610	$1,531	$31,888	$2,373
Rent	6,600	-	8,304	-
Edgar & transfer agent fees	1,700	-	-	-
Professional fees	13,375	15,048	30,707	35,048
Stock-based compensation	-	19,150	-	19,150

Operating Expenses	$45,285	$35,729	$70,899	56,571

Net Loss for the Period	$(43,485)	$(35,729)	$(69,099)	$(56,571)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted average number of common shares outstanding Basic and diluted	25,426,500	25,240,000	25,426,500	25,182,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Condensed Statement of Cash Flows

(unaudited)

	For the six- months ended June 30, 2016	For the period from March 2, 2015 (inception) through June 30, 2015
OPERATING ACTIVITIES
Net loss	$(69,099)	$(56,571)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Stock-based compensation	-	19,150
Changes in operating assets and liabilities:
Prepaid expenses	3,000
Deposits	(6,600)	-
Accounts payable	589	842
Deferred revenue	-	1,000
Net cash used in Operating Activities	$(72,110)	$(35,579)

FINANCING ACTIVITIES
Issuance of common stock	-	98,500
Related party advances	75,000
Net cash provided by Financing Activities	$75,000	$98,500

Net cash increase for period	2,890	62,921
Cash, at beginning of period	21,895	-

Cash, at end of period	$24,785	$62,921

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Notes to the Condensed Financial Statements

June 30, 2016

NOTE 1 - BASIS OF PRESENTATION

The condensed balance sheets of Hubilu Venture Corporation (the “Company”) as of June 30, 2016, and the condensed statements of operations for the six-month period ended June 30, 2016 and for the period from March 2, 2015 (Inception) through ended June 30, 2015, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of June 30, 2016, and the results of operations for the three-months ended June 30, 2016 and for the period from March 2, 2015 (Inception) through ended June 30, 2015.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements as of and for the three months ended June 30, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2016 and December 31, 2015.

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

As of January 1, 2015, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2015 and Delaware and California Franchise Tax Returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2016 and December 31, 2015.

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

NOTE 4–DEPOSITS

Deposits consist of amounts paid in advance to the Company’s landlord as security for its lease. The balance as of June 30, 2016 is $6,600.

NOTE 5–PREPAID EXPENSES

Prepaid expenses consist of amounts paid in advance for Edgar filing fees that had not yet occurred as of December 31, 2015. The balance as of June 30, 2016 and December 31, 2015, is $0 and $3,000, respectively.

NOTE 6–STOCKHOLDERS’ (DEFICIT) EQUITY

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

As of June 30, 2016, there are 25,426,500 shares of common stock outstanding.

NOTE 7–RELATED PARTY TRANSACTIONS

The officers and sole director of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, they may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company’s majority shareholder has orally agreed to provide additional working capital to the Company. These advances are expected to be unsecured and not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment if he advances any funds until the Company is financially able to repay him. From January 2016 to June 2016, the Company’s majority shareholder advanced the Company $75,000. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholder has agreed not to seek repayment until the Company is financially able to repay it.

NOTE 8–GOING CONCERN

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

The Company has net losses for the period from March 2, 2015 (inception) to June 30, 2016 of ($161,854). The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 – PROPERTY

The Company does not own any property and from on April 1, 2015 to June 30, 2016, an unrelated third party provides office space to the Company for no cost. Commencing on March 7, 2016, the Company entered into a written lease agreement with a third party, which expires on February 28, 2017. The lease provides for a monthly rental rate of $2,200 and a $6,600 security deposit as of June 30, 2016.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three-months ended June 30, 2016 and 2015, respectively and for the six-months ended June 30, 2016 and for the period from March 2, 2015 (inception) through June 30, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

As of June 30, 2016, we had $24,785 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing from related or third parties. The additional equity financings will likely be in the form of private placements of common stock. As of June 30, 2016, the Company has borrowed $75,000 from its majority shareholder.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended June 30, 2016 and 2015, respectively, and for the six-months ended June 30, 2016 and for the period from March 2, 2015 (inception) through June 30, 2015, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenues. Our revenues increased $1,800, or 100%, to $1,800 for the three months ended June 30, 2016 compared to $0 in revenues for the comparable period in 2015. The increase is due to consulting income from two new clients in 2016.

Operating expenses. Operating expenses include general and administrative expenses, rent, Edgar and transfer agent fees, professional fees and stock-based compensation. In total, operating expenses increased $9,056, or 26.75%, to $45,285 for the three months ended June 30, 2016 compared to $35,729 for the comparable period in 2015. The components of operating expenses are discussed below.

●	General and administrative expenses increased $22,079, or 1,442.13%, to $23,610 for the three months ended June 30, 2016 compared to $1,531 for the comparable period in 2015. The increase is primarily attributable to an increase in business licenses and permits, consulting fees, parking and office expenses as well as computer and internet expenses.

●	Rent expense increased $6,600, or 100%, to $6,600 for the three months ended June 30rch, 2016 compared to $0 for the comparable period in 2015. The increase is due to the Company entering into a lease agreement with a third party landlord.

●	Transfer agent and Edgar filing fees increased $1,700, or 100%, to $1,700 for the three months ended June 30, 2016 compared to $0 for the comparable period in 2015. The increase is due to the Company entering into an agreement with a transfer agent and the costs incurred in Edgar filing fees.

●	Professional fees decreased $1,673, or 11.12%, to $13,375 for the three months ended June 30, 2016 compared to $15,048 for the comparable period in 2015. The decrease is primarily due to a decrease in legal and accounting fees.

●	Stock-based compensation decreased $19,150, or 100%, to $0 for the three-months ended June 30, 2016 compared to $19,150 for the comparable period in 2015. The decrease is due to the consulting fees paid with common stock in 2015.

Net loss. Our net loss increased $7,756, or 21.71%, to $43,485 for the three months ended June 30, 2016 compared to $35,729 for the comparable period in 2015. The increase is attributable to the expenses discussed above.

Six months ended June 30, 2016 compared to the period from March 2, 2015 (inception) through June 30, 2015

Revenues. Our revenues increased $1,800, or 100%, to $1,800 for the six months ended June 30, 2016 compared to $0 for the period from March 2, 2015 (inception) through June 30, 2015. The increase is due to consulting income from two new clients.

Operating expenses. Operating expenses include general and administrative expenses, rent, Edgar & transfer agent fees, professional fees and stock-based compensation. In total, operating expenses increased $14,328, or 25.33%, to $70,899 for the six months ended June 30, 2016 compared to $56,571 for the period from March 2, 2015 (inception) through June 30, 2015. The components of operating expenses are discussed below.

●	General and administrative expenses increased $29,515, or 1,243.78%, to $31,888 for the six months ended June 30, 2016 compared to $2,373 for the period from March 2, 2015 (inception) through June 30, 2015. The increase is primarily attributable to an increase in business licenses and permits, computer and internet expenses, office expenses, and parking expense.

●	Rent expense increased $8,304, or 100%, to $8,304 for the six months ended June 30, 2016 compared to $0 for the period from March 2, 2015 (inception) through June 30, 2015. The increase is due to the Company entering into a lease agreement with a third party landlord.

●	Professional fees decreased $4,341, or 12.39%, to $30,707 for the six months ended June 30, 2016 compared to $35,048 for the period from March 2, 2015 (inception) through June 30, 2015. The decrease is primarily due to a decrease in legal fees.

●	Stock-based compensation decreased $19,150, or 100%, to $0 for the six months ended June 30, 2016 compared to $19,150 for period from March 2, 2015 (inception) through June 30, 2015. The decrease is due to the consulting fees paid with common stock in 2015.

Net loss. Our net loss increased $12,528, or 22.15%, to $69,099 for the six months ended June 30, 2016 compared to $56,571 for the period from March 2, 2015 (inception) through June 30, 2015. The increase is attributable to the expenses discussed above.

Liquidity and Capital Resources. We did not issue any shares in the six months ended June 30, 2016. We borrowed $75,000 from our majority shareholder, which it advanced to us interest free. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $31,385 as of June 30, 2016, consisting of $24,785 in cash and $6,600 in deposits. Our working capital deficit was $44,204 as of June 30, 2016.

Our total liabilities are $75,589 as of June 30, 2016.

Our total stockholders’ deficit was $44,204 as of June 30, 2016, and an accumulated deficit of $161,854 as of June 30, 2016.

We had $72,110 in net cash used in operating activities for the six months ended June 30, 2016, which included $69,099 in net loss, which amount was offset by $3,000 in prepaid expenses and $589 in accounts payable and increased by $6,600 in deposits.

We had no cash provided by investing activities for the three months ended June 30, 2016.

We had $75,000 in cash provided by financing activities the three months ended June 30, 2016, which was due to related party advances.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of June 30, 2016.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended June 30, 2016 and for the period from March 2, 2015 (inception) through June 30, 2015.

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

In 2016, we were engaged by two new clients to provide consulting services. Astro Meria Investments, LLC, engaged us to provide consulting services, for a $1,000 fee, to find a mortgage broker or bank to extend them an offer to refinance an existing loan on the real property they own. The other client, Camden Realty Group, engaged us to provide transaction coordination services for an $800 fee.

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

Material costs: $6,000 to $8,700.

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

Estimated Expenses for the Next Twelve Months

The following provides an overview of our estimated expenses to fund our plan of operation for the next twelve months. We estimate these expense to be approximately $100,000 as follow:

Description	Expenses

SEC reporting and compliance	$6,000
Website expansion	$6,000 to $8,700
Marketing and advertising	$10,000 to 15,000
Legal and accounting	$35,000
Advances to independent contractors	$11,500 to 14,000
Other expenses	25,000

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

We believe the following is among the most critical accounting policies that impact our financial statements: We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended June 30, 2016.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended June 30, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

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

HUBILU VENTURE CORPORATION

August 10, 2016	/s/ David Behrend
David Behrend Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

