Form 10-Q
period 2016-09-30
Hubilu Venture Corp
filed 2016-11-21
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 21, 2016, the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 25,426,500.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Unaudited Condensed Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$3,355	$21,895
Deposits	6,600	-
Prepaid expenses	4,500	3,000

TOTAL ASSETS	$14,455	$24,895

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$14,998	$-
Related party advances	100,000	-
Derivative liability	8,627	-

TOTAL LIABILITIES	123,625	-

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock, Authorized 10,000,000 preferred shares, $0.001 par, 2,000,000 Series 1 shares authorized, 10,400 and none Series 1 issued and outstanding on September 30, 2016 and December 31, 2015; 100,000 Series A shares authorized, none issued and outstanding on September 30, 2016 and December 31, 2015	10	-
Common Stock; Authorized 100,000,000 common shares, $0.001 par, 25,426,500 issued and outstanding on September 30, 2016 and December 31, 2015	25,427	25,427
Additional paid-in capital	102,613	92,223
Accumulated Deficit	(237,220)	(92,755)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(109,170)	24,895
TOTAL LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY	$14,455	$24,895

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Unaudited Condensed Statements of Operations

	For the three-months ended September 30, 2016	For the three-months ended September 30, 2015	For the nine-months ended September 30, 2016	For the period from March 2, 2015 (inception) through September 30, 2015
Revenues:
Sales	$-	$2,500 $$	1,800	$2,500

Expenses

General & administrative expenses	18,878	25	$37,467	$1,018
Consulting fees	22,831	-	23,931	-
Professional fees	17,805	17,066	48,512	53,4944
Rent expense	6,600	-	14,904	-
Business licenses & filing fees	626	-	12,824	-
Derivative liability expense	8,627	-	8,627	-
Stock-based compensation	-	-	-	19,150
Operating Expenses	75,367	17,091	$146,265	73,662

Net Loss for the Period	$(75,367)	$(14,591)	$(144,465)	$(71,162)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding:
Basic	25,426,500	25,426,500	25,426,500	25,319,135

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Unaudited Condensed Statement of Cash Flows

	For the nine-months ended September 30, 2016	For the period from March 2, 2015 (inception) through September 30, 2015
OPERATING ACTIVITIES
Net loss	$(144,465)	$(71,162)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Stock-based compensation	-	19,150
Changes in operating assets and liabilities:
Deposits	(6,600)	-
Prepaid expenses	(1,500)	(4,500)
Accounts payable	14,998	-
Derivative liability	8,627	-
Net cash used in Operating Activities	(128,940)	(56,512)

FINANCING ACTIVITIES
Issuance of common stock	-	98,500
Issuance of preferred stock	10,400	-
Related party advances	100,000	-
Net cash provided by Financing Activities	110,400	98,500

Net cash (decrease) increase for period	(18,540)	41,988
Cash, at beginning of period	21,895	-

Cash, at end of period	$3,355	$41,988

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Notes to the Unaudited Condensed Financial Statements

September 30, 2016

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed balance sheets of Hubilu Venture Corporation (the “Company”) as of September 30, 2016, and the condensed statements of operations for the nine-month period ended September 30, 2016 and for the period from March 2, 2015 (Inception) through ended September 30, 2015, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments), which are necessary to properly reflect the financial position of the Company as of September 30, 2016, and the results of operations for the three-months ended September 30, 2016 and 2015 and for the nine-months ended September 30, 2016 and for the period from March 2, 2015 (Inception) through ended September 30, 2015.

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

NOTE 2 - NATURE OF BUSINESS

The Company was incorporated under the laws of the state of Delaware on March 2, 2015, under the name Hubilu Venture Corp. and, on March 4, 2015, filed a Certificate of Correction to change the name to Hubilu Venture Corporation. The Company had limited operations until June 2015 and since then is implementing a business plan to provide real estate consulting services to clients in the United States as well as raise capital to make real estate acquisitions. From March 2015 to June 2015, its business activities were limited to organizational matters and developing a website. In June 2015, the Company signed its first client and began generating revenues from its planned operations. The Company is currently seeking the acquisition of rental properties and has signed letters of intent to acquire two rental properties from a related party.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of September 30, 2016 and December 31, 2015.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, accounts payable and accrued expenses and derivative liabilities. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2016 and December 31, 2015.

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

Derivatives and Hedging

FASB Statement no. 133 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. Each reporting period, the Company evaluates whether convertible preferred stock to convert into common stock of the Company contains provisions that protect holders from declines in the stock price or otherwise could result in modification of the conversion price under the respective convertible preferred agreements. The Company determined that the conversion feature in the Series 1 convertible preferred stock issued contained such provisions and recorded such instruments as derivative liabilities. See Note 6, Derivative Liabilities.

September 30, 2016

Description	Level 1 $	Level 2 $	Level 3 $	Total Gains and Losses $
Derivative liability	-	(8,627)	-	(8,627)
Total	-	(8,627)	-	(8,627)

The fair value for the Company’s Series 1 convertible preferred stock was based upon the following management assumptions as of September 30, 2016:

●	Expected dividend is 5%, Expected volatility 157.361%

●	Expected term is 3 years

●	Risk free interest rate 0.95%

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

NOTE 4–DEPOSITS

Deposits consist of amounts paid in advance to the Company’s landlord as security for its lease. The balance as of September 30, 2016 is $6,600.

NOTE 5–PREPAID EXPENSES

Prepaid expenses consist of amounts paid in advance for Edgar filing fees that had not yet occurred as of September 30, 2016 and December 31, 2015. The balance as of September 30, 2016 and December 31, 2015 is $4,500 and $3,000, respectively.

NOTE 6–DERIVATIVE LIABILITIES

The Company issued a Series 1 convertible preferred stock in September 2016, which contains various embedded derivative instruments. The convertible preferred stock contains a conversion feature that allows the holder, at any time prior to maturity, to convert the preferred shares into shares of common stock at the lesser of $.050 per share or the average of the last five trading price of the stock prior to conversion. This embedded conversion feature is not considered clearly and closely related to the preferred stock and results in an embedded derivative that must be bifurcated and accounted for separately from the preferred stock. Accordingly, as of September 30, 2016, the Company has recorded $8,627 as the potential conversion feature as a derivative financial liability.

Derivative financial liabilities are initially recorded at fair value, with gains and losses arising for changes in fair value recognized in the statement of operations at each period end while such instruments are outstanding. The liability is being valued using a Black Scholes model. The derivative financial liability will be recognized upon conversion of the convertible preferred shares when such conversion takes place, if at al6. See Note 5 for further discussion of the convertible preferred stock and the embedded derivative liability.

NOTE 7–STOCKHOLDERS’ (DEFICIT) EQUITY

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

Convertible Preferred Stock

Series A

The Company has authorized and designated 100,000 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) but has not yet issued any Series A Preferred Stock.

The Preferred Stock has the following rights and privileges:

Voting – The holders of the Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of Preferred Stock could be converted.

Conversion – Each share of Preferred Stock, is convertible at the option of the holder, into shares of common stock, at 333 1/3 shares of common stock for each Series A Preferred Stock. The Preferred Stock is also subject to certain adjustments for dilution, if any, resulting from future stock issuances, including for any subsequent issuance of common stock at a price per share less than that paid by the holders of the Preferred Stock.

Dividends – The holders of the Preferred Stock in preference to the holders of common stock, are entitled to receive, if and when declared by the Board of Directors, dividends at the rate of $0.05 per share per annum, in kind, which shall accrue quarterly. Such dividends are cumulative. No such dividends have been declared to date. In addition, the holders of the Preferred Stock are entitled to receive a dividend, in kind equal, to any dividend paid on common stock, when and if declared by the board, on the basis of the number of common shares into which a share of Preferred Stock may be convertible.

Liquidation – In the event of any liquidation, dissolution, winding-up or sale or merger of the Company, whether voluntarily or involuntarily, each holder of Preferred Stock is entitled to receive, in preference to the holders of common stock, a per-share amount equal to the original issue price of $1.00 (as adjusted, as defined), plus all declared but unpaid dividends.

The Preferred Stock matures on September 30, 2030.

Series 1

The Company has authorized and designated 2,000,000 shares of Series 1 convertible preferred stock (the “Preferred Stock”). In September 2016, the Company issued 10,400 shares of Preferred Stock at an issuance price of $1.00 per share, for gross proceeds of $10,400.

The Preferred Stock has the following rights and privileges:

Voting – The holders of the Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of Preferred Stock could be converted.

Conversion – Each share of Preferred Stock, is convertible at the option of the holder, into shares of common stock, at the lesser of $0.50 per share or a ten percent (10%) discount to the average closing bid price of the common stock 5 days prior to the notice of conversion. The Preferred Stock is also subject to certain adjustments for dilution, if any, resulting from future stock issuances, including for any subsequent issuance of common stock at a price per share less than that paid by the holders of the Preferred Stock.

Dividends – The holders of the Preferred Stock in preference to the holders of common stock, are entitled to receive, if and when declared by the Board of Directors, dividends at the rate of $0.05 per share per annum, in kind, which shall accrue quarterly. Such dividends are cumulative. No such dividends have been declared to date. In addition, the holders of the Preferred Stock are entitled to receive a dividend, in kind equal, to any dividend paid on common stock, when and if declared by the board, on the basis of the number of common shares into which a share of Preferred Stock may be convertible.

Liquidation – In the event of any liquidation, dissolution, winding-up or sale or merger of the Company, whether voluntarily or involuntarily, each holder of Preferred Stock is entitled to receive, in preference to the holders of common stock, a per-share amount equal to the original issue price of $1.00 (as adjusted, as defined), plus all declared but unpaid dividends.

The Preferred Stock matures on September 30, 2019.

In September 2016, the company issued 10,400 shares of its Series 1 convertible preferred stock at a price of $1.00 per share for $10,400 in cash to two accredited investors in cash in an exemption transaction under Section 4(a)(2) of the Securities Act of 1933, as amended.

As of September 30, 2016, there are 25,426,500 shares of common stock outstanding and 10,400 shares of Series 1 convertible preferred stock outstanding.

NOTE 8–RELATED PARTY TRANSACTIONS

The officers and sole director of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, they may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Jacaranda Investments, Inc., the Company’s majority shareholder, who owns 98.32% of the common stock, has orally agreed to provide additional working capital to the Company. These advances are expected to be unsecured and not carry an interest rate or repayment terms; however, the shareholder has orally agreed not to seek repayment if he advances any funds until the Company is financially able to repay him. From March 2016 to September 2016, the Company’s majority shareholder advanced the Company $100,000. These advances are unsecured and do not carry an interest rate or repayment terms; however, the shareholder has agreed not to seek repayment until the Company is financially able to repay it.

NOTE 9–GOING CONCERN

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

Management intends to focus on raising additional funds for the fourth quarter and in 2017. The Company cannot provide any assurance or guarantee that it will be able to generate revenues. Potential investors must be aware if it is unable to raise additional funds through the sale of its common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

The Company has net losses for the period from March 2, 2015 (inception) to September 30, 2016 of ($237,220). The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10 – PROPERTY

The Company does not own any property and from on April 1, 2015 to March 6, 2016, an unrelated third party provided office space to the Company for no cost. Commencing on March 7, 2016, the Company entered into a written lease agreement with a third party, which expires on February 28, 2017. The lease provides for a monthly rental rate of $2,200 and a $6,600 security deposit.

NOTE 11–SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to September 30, 2016 through November 14, 2016. Based on its evaluation, there were no transactions to be recorded or disclosed herein, except as disclosed above and in the accompanying notes.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three-months ended September 30, 2016 and 2015, respectively and for the six-months ended September 30, 2016 and for the period from March 2, 2015 (inception) through September 30, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We commenced operations in March 2015, which, until June 2015, were limited to organizational and business development activities. We began implementing our business plan in June 2015. We are real estate advisory and consulting company that assists real estate investor professionals, as well as established companies, with advisory and consulting services focused on providing research, analysis and acquisition opportunities to them. In August 2016, we launched a real estate acquisitions division, which specializes in student housing income properties and the development of real estate opportunities located near Los Angeles Metro stations within the Los Angeles Metro/Subway system. We also executed a purchase contract to acquire Zinnia Investments, LLC, the owner of a property located at 2909 S. Catalina St. in Los Angeles. Zinnia Investments, LLC is owned by a related party. Our mission statement is Strategic Growth through Smart Ventures, which is designed to focus us on real estate opportunities that we believe are recession proof and have limited downside risk, while offering high upside potential in equity appreciation and cash flow. We will also continue to assist investors and professionals in the early stage analysis of market opportunities and the evaluation of properties prior to them committing capital for the purchase or the leasing of real estate properties. For our consulting services, we are focusing our marketing efforts in the commercial markets; however, we are also looking at residential and income producing markets. We are using the Internet as well as the services of independent sales consultants to market our services to investors and professionals in Southern California with our primary efforts focused in Beverly Hills and Los Angeles near the University of Southern California campus. Our real estate acquisitions division will actively pursuing real estate acquisitions near the University of Southern California campus. We have had limited consulting operations and have limited financial resources. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company’s lack of business operations and early losses raise substantial doubt about our ability to continue as a going concern.” Our operations from March 2015 to June 2015 were devoted primarily to start-up, development and operational activities, which included:

1.	Formation of the Company;

2.	Development of our business plan;

3.	Evaluating various target real estate professionals and investors to market our services;

4.	Research on marketing channels/strategies for our services;

5.	Secured our website domain www.hubilu.com and beginning the development of our initial online website; and

6.	Research on services and the pricing of our services.

Commencing in June 2015, we engaged our first client, 112 South Eucalyptus Avenue, LLC, which has a related party shareholder, to assist it in evaluating the best use of its property. We are also in negotiations with Camden Realty Group, a real estate brokerage firm, to provide consulting services to it and to have it provide brokerage services to our clients.

We are offering services to investors and professionals with the mission to assist them in investment and property evaluation strategies and provide hands-on support to reduce evaluation time and resources and increase the speed for them to determine whether to proceed with a real estate lease or investment. Besides general property evaluation services, we are offering services to assist the principals with property development ideas and investment structure.

In September 2016, we executed a contract to acquire Akebia Investments, LLC (“Akebia”), owner of the property at 3711 S. Western Avenue in Los Angeles. Akebia is majority owned by related parties. The property is The property satisfies both of our target markets, being within walking distance of the Los Angeles Metro system and biking distance to USC campus. We also appointed four new officers to the company:

●	Eric Klein, VP, Operations & Business Development, 20 years experience

●	Tracy Black-Van Wier, VP, Investor Relations, 20 years experience

●	Stefano Coaloa, VP, Real Estate Development, 35 years experience

●	Chille DeCastro, VP, Marketing, 20 years experience

In addition to executing two purchase contracts and expanding our staff, we updated and lauched our website and began marketing the company on various social media platforms including LinkedIn, Twitter, and Facebook.

As of September 30, 2016, we had $3,355 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing from related or third parties. The additional equity financings will likely be in the form of private placements of common stock. As of September 30, 2016, the Company has borrowed $100,000 from its majority shareholder.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended September 30, 2016 and 2015, respectively, and for the nine-months ended September 30, 2016 and for the period from March 2, 2015 (inception) through September 30, 2015, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenues. Our revenues decreased $2,500, or 100%, to $0 for the three months ended September 30, 2016 compared to $2,500 in revenues for the comparable period in 2015. The decrease is attributable to our pursuit of real property acquisitions rather than consulting engagements.

Operating expenses. Operating expenses include general and administrative expenses, consulting fees, professional fees, rent expense, and business license and filings fees. In total, operating expenses increased $58,276, or 340.97%, to $75,367 for the three months ended September 30, 2016 compared to $17,091 for the comparable period in 2015. The components of operating expenses are discussed below.

●	General and administrative expenses increased $18,853 , or 75,412%, to $18,878 for the three months ended September 30, 2016 compared to $25 for the comparable period in 2015. The increase is primarily attributable to an increase in business licenses and permits, consulting fees, Edgar filing fees, parking and office expenses as well as computer and internet expenses.

●	Consulting fees increased $22,831 to $22,831 for the three months ended September 30, 2016 compared to $0 for the comparable period in 2015. The increase is due to paying various consultants in 2016 to assist with our marketing efforts.

●	Professional fees increased $739, or 4.33%, to $17,805 for the three months ended September 30, 2016 compared to $17,066 for the comparable period in 2015. The increase is primarily due to a decrease in legal and accounting fees offset by $2,264 in Edgar filing fees, which are now included in general and administrative expenses.

●	Rent expense increased $6,600 to $6,600 for the three months ended September 30, 2016 compared to $0 for the comparable period in 2015. The increase is due to the Company entering into a lease agreement with a third party landlord.

●	Business license and filing fees increased $626 for the three months ended September 30, 2016 compared to $0 for the comparable period in 2015. The increase is due to the payment of business license fees.

●	Derivative liability expense increased $8,627 for the three months ended September 30, 2016 compared to $0 for the comparable period in 2015. The increase is due to the embedded liability for the conversion of the Company’s Series 1 convertible preferred stock.

Net loss. Our net loss increased $60,776, or 404.09%, to $75,367 for the three months ended September 30, 2016 compared to $14,591 for the comparable period in 2015. The increase is attributable to the expenses discussed above.

Nine months ended September 30, 2016 compared to the period from March 2, 2015 (inception) through September 30, 2015

Revenues. Our revenues decreased $700, or 28.00% to $1,800 for the nine months ended September 30, 2016 compared to $2,500 for the period from March 2, 2015 (inception) through September 30, 2015. The decrease is due to the fees in 2015 from an additional consulting client.

Operating expenses. Operating expenses include general and administrative expenses, consulting fees, professional fees, rent expense, and business license and filings fees, and stock-based compensation. In total, operating expenses increased $72,603, or 95.85%, to $146,265 for the nine months ended September 30, 2016 compared to $73,662 for the period from March 2, 2015 (inception) through September 30, 2015. The components of operating expenses are discussed below.

●	General and administrative expenses increased $36,449, or 3,580.45%, to $37,467 for the nine months ended September 30, 2016 compared to $1,018 for the period from March 2, 2015 (inception) through September 30, 2015. The increase is primarily attributable to an increase in $5,098 in Edgar filing fees, computer and internet expenses, office expenses, and parking expense. Edgar filing fees of $3,650 were included in professional fees in the period from March 2, 2015 (inception) through September 30, 2015.

●	Consulting fees increased $23,931 to $23,931 for the nine months ended September 30, 2016 compared to $0 for the period from March 2, 2015 (inception) through September 30, 2015. The increase is due to paying various consultants in 2016 to assist with our marketing efforts.

●	Professional fees decreased $4,982, or 9.31%, to $48,512 for the nine months ended September 30, 2016 compared to $53,494 for the period from March 2, 2015 (inception) through September 30, 2015. The decrease is primarily due to a decrease in legal fees and $3,650 in Edgar filing fees. The Company now includes Edgar filing fees in general and administrative expenses.

●	Rent expense increased $14,904 to $14,904 for the nine months ended September 30, 2016 compared to $0 for the period from March 2, 2015 (inception) through September 30, 2015. The increase is due to the Company entering a lease agreement with a third-party landlord.

●	Business license and filing fees increased $12,824 for the nine months ended September 30, 2016 compared to $0 for the period from March 2, 2015 (inception) through September 30, 2015. The increase is due to the payment of various business license fees and $12,000 in fees to the Depository Trust Corporation.

●	Derivative liability expense increased $8,627 for the nine months ended September 30, 2016 compared to $0 for the period from March 2, 2015 (inception) through September 30, 2015. The increase is due to the embedded liability for the conversion of the Company’s Series 1 convertible preferred stock.

●	Stock-based compensation decreased $19,150, or 100%, to $0 for the nine months ended September 30, 2016 compared to $19,150 for period from March 2, 2015 (inception) through September 30, 2015. The decrease is due to the consulting fees paid with common stock in 2015.

Net loss. Our net loss increased $73,303, or 103.01%, to $144,465 for the nine months ended September 30, 2016 compared to $71,162 for the period from March 2, 2015 (inception) through September 30, 2015. The increase is attributable to the expenses discussed above.

Liquidity and Capital Resources. For the nine months ended September 30, 2016, we issued 10,400 shares of a Series 1 preferred at $1.00 per share for $10,400 and we borrowed $100,000 from our majority shareholder, which it advanced to us interest free. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $14,455 as of September 30, 2016, consisting of $3,355 in cash, $6,600 in deposits and $4,500 in prepaid expenses.

Our working capital deficit was $109,170 as of September 30, 2016.

Our total liabilities are $123,625 as of September 30, 2016.

Our total stockholders’ deficit was $109,170 as of September 30, 2016, and an accumulated deficit of $237,220 as of September 30, 2016.

We had $128,940 in net cash used in operating activities for the nine months ended September 30, 2016, which included $144,465 in net loss, which amount was offset by $14,998 in accounts payable and $8,627 in derivative liabilities and increased by $6,600 in deposits and $1,500 in prepaid expenses.

We had no cash provided by investing activities for the three months ended September 30, 2016.

We had $110,400 in cash provided by financing activities the three months ended September 30, 2016, which was due to $10,400 from the issuance of a Series 1 preferred and $100,000 in related party advances.

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2016.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended September 30, 2016 or 2015.

Plan of Operation

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

We believe the following is among the most critical accounting policies that impact our financial statements: We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended September 30, 2016.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended September 30, 2016, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

September 2016

In September 2016, the company issued 10,400 shares of its Series 1 convertible preferred stock at a price of $1.00 per share for $10,400 in cash to two accredited investors in cash in an exemption transaction under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
Number	Description

4.1	Certificate of Designations of 5% Voting, Cumulative Convertible Series A Preferred Stock

4.2	Certificate of Designations of 5% Voting, Cumulative Convertible Series 1 Preferred Stock

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*	Filed herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBILU VENTURE CORPORATION

November 21, 2016	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

