Form 10-K
period 2016-12-31
Hubilu Venture Corp
filed 2017-03-31
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-204347

Hubilu Venture Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other Jurisdiction of	47-3342387 (I.R.S. Employer
Incorporation or Organization)	Identification No.)

205 South Beverly Drive, Suite 205, Beverly Hills, CA 90212

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 308-7887

Common Stock, no par value per share (Title of Each Class)	None (Name of Each Exchange on Which Registered)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S−K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016, based upon the last sale price of the common stock of such date: $42,600.

The number of shares of the registrant’s common stock issued and outstanding as of March 26, 2017 was 25,526,500.

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

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” below. Considering these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1. Description of Business.

Organization

We were incorporated in the State of Delaware as a for-profit company on March 2, 2015 and established a fiscal year end of December 31. On March 4, 2015, we filed a Certificate of Correction to the Certificate of Incorporation to correct our name to Hubilu Venture Corporation from Hubilu Venture Corp. On March 5, 2015, our incorporator adopted our bylaws and appointed our sole director. We were formed to provide consulting and advisory services to real estate professionals and investors to assist them in finding properties and evaluating them for purchase or leasing. We are not a real estate brokerage firm and do not engage in real estate brokerage activities. Our services are focused on the research and analysis of real estate properties and advising clients on the best use of their real estate assets. We are also seeking to raise funds to invest in real estate assets and have signed non-binding letters of intent to acquire to rental properties.

On March 5, 2015, we issued 25,000,000 shares of our common stock, valued at $0.001 per share, to our founder, David Behrend for $75,000 in cash or $0.003 per share. On April 30, 2015, Mr. Behrend transferred his shares to Jacaranda Investments, Inc., a Wyoming corporation, which he owns 100% of, in exchange for 30,000 shares of Jacaranda’s common shares. From April 7, 2015 to May 7, 2015, we sold and issued 235,000 shares of our common stock at a price of $0.10 per share for $23,500 to 40 accredited investors. On May 4, 2015, we issued 191,500 shares of our common stock, valued by our sole director at $0.10 per share, or $19,150, to 12 individuals for services rendered to us. Six of these individuals had already purchased shares of our common stock at the price of $0.10 per share. On October 1, 2016, we issued 100,000 shares to 5 individuals for share-based compensation, valued by our sole director at $0.10 per share, for compensation of $50,000 for services rendered to us by them. Presently, we estimate our monthly burn rate is approximately $15,000 per month, which consists of general and administrative expenses and professional fees. We believe that our present capital is insufficient to cover our monthly burn rate for the next 12 months. We believe that we will require approximately $190,000 in either cash or our common stock to accomplish the goals set out in our plan of operation, which we intend for fund from the recent sale of our common stock as well as advances from our majority shareholder, which has - agreed to advance our working capital, if necessary. We also intend to use our common stock to accomplish these goals to conserve our cash if we can negotiate the payment for services with our shares. To the extent we are unable to accomplish our goals with the issuance of common stock for services and products, then we use our capital or we will borrow funds from our majority shareholder, which has agreed to advance us the necessary working capital.

Our principal business, executive and registered statutory office is located at 205 South Beverly Drive, Suite 205, Beverly Hills, CA 90212 and our telephone number is (310) 308-7887 and email contact is info@hubilu.com. Our URL address is www.hubilu.com.

Business

We are a real estate consulting and acquisition firm that commenced operations in March 5, 2015, and, until June 2015, was limited to organizational and business development activities. In June 2015, we entered into our first consulting agreement with a client. In 2016, we entered into another consulting agreement. We are real estate advisory and consulting company that assists real estate investor professionals, as well as established companies, with advisory and consulting services focused on providing research, analysis and acquisition opportunities to them. Our mission is to assist investors and professionals in the early stage analysis of market opportunities and the evaluation of properties prior to them committing capital for the purchase or the leasing of real estate properties. We are focusing our marketing efforts in the commercial markets; however, we will also look at residential and income producing markets. We are using the Internet as well as the services of independent sales consultants to market our services to investors and professionals in Southern California with our main efforts focused in Beverly Hills and Los Angeles. We have had minimal operations and have limited financial resources. Our financial statements include disclosure indicating the Company’s lack of business operations and early losses raise substantial doubt about our ability to continue as a going concern. Our operations have been devoted primarily to start-up, development and operational activities, which include:

1.	Formation of the Company;
2.	Development of our business plan;
3.	Evaluating various target real estate professionals and investors to market our services;
4.	Research on marketing channels/strategies for our services;
5.	Secured our website domain www.hubilu.com and beginning the development of our initial online website; and
6.	Research on services and the pricing of our services.

Commencing in June 2015, we engaged our first client, 112 South Eucalyptus Avenue, LLC, to assist it in evaluating the best use of its property. We were in negotiations with Camden Realty Group, a real estate brokerage firm, to provide consulting services to it and to have it provide brokerage services to our clients. We have discontinued these discussions; instead, we will determine, on a case by case basis, which real estate firm to use for each particular client or acquisition.

We are offering services to investors and professionals with the mission to assist them in investment and property evaluation strategies and provide hands-on support to reduce evaluation time and resources and increase the speed for them to determine whether to proceed with a real estate lease or investment. Besides general property evaluation services, we offer services to assist the principals with property development ideas and investment structure.

Our goal is to assist investors by providing them with the property opportunities, analysis and guidance to enhance their ability to purchase or lease real estate. We are not real estate brokers and do not intend to offer brokerage services. We are targeting buyers of properties and property owners in Southern California. We are also evaluating real estate acquisitions for ourselves and have signed non-binding letters of intent to acquire to rental properties from related parties.

On January 5, 2017, we executed a non-binding Letter of Intent (“LOI”) to acquire Nationwide Open MRI Diagnostics, LLC solely owned by 1125 North Vermont LLC (the “Target”) for a purchase price of $1,100,000 in cash and our convertible preferred stock. The Target has been operating since 2014. The Target is in Los Angeles, adjacent the Los Angeles Metro system, several area hospitals and medical offices. The Target has newly remodeled facilities with plenty of room to add additional modalities and services, utilizes state-of-the-art equipment and offers comprehensive diagnostic services. We believe the Target’s operations offers superior customer service and has a great reputation with its clients throughout Southern California. The Target’s practice accepts many insurance providers, private pay patients and works with area attorneys on personal injury claims, injury referrals from area physicians, and workman’s compensation claims. We also have a four-year lease option to purchase the property located at 1125 N. Vermont Avenue, Los Angeles, California at the existing market rates and terms if we chose to exercise the option.

Under the terms of the LOI, the acquisition of the Target is subject to due diligence and other conditions. We believe the acquisition of the Target is beneficial for us to enable us to diversify our real estate acquisition business model by allowing us to enter the healthcare services industry. We also believe that the acquisition of the Target will increase our cash flow and, being adjacent to the Los Angeles Metro System, will allow us to grow into this sector through a roll-up strategy to acquire other similar healthcare service providers to capitalize on the baby boomer generation.

Market Opportunity

We believe the real estate consulting and advisory industries are sectors of the U.S. economy, which have seen increased activity since interest rates are at their current levels. We believe that an attractive opportunity exists for a public company focused on assisting real estate investors and users in evaluating real estate opportunities and we intend to provide services. We are focusing on the commercial and residential rental real estate market.

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

Improving Property Fundamentals. Property fundamentals have improved since 2009, with multifamily properties experiencing a strong recovery. We expect further increases in occupancy and rental rates in all four primary commercial real estate sectors of multifamily, retail, office and industrial properties.

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

We are focusing our business on the private client segment, as we believe it represents the largest and most active market segment in the commercial real estate investment industry. We believe private clients, many of whom are individuals and partnerships, are impacted by life or partnership changes that often override market and macroeconomic conditions. Due to these personal and partnership drivers, we believe properties in this segment exhibit a high turnover rate. We believe private clients often take advantage of rising prices to dispose of assets, refinance, acquire and/or exchange assets into new opportunities. The attractive financial results for property investment provide the opportunity for redeployment of capital, which supports a high number of sales transactions. Additionally, the private client segment is highly fragmented with many buyers, sellers and properties in different geographic regions and sectors.

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

Our Business Strategy

Our goal is to consult with real estate investors and professionals, as well as companies, by providing consulting and advisory services, which will allow the investors to focus on their core businesses. We believe that by consulting with investors prior to retaining a broker, we will generate client loyalty while we add value for our potential clients. The following are key elements of our strategy:

●	Guide our clients through the challenges of early analysis. We intend to help provide our clients with the research and analysis to minimize their time to evaluate properties. We believe that our services will reduce time, costs and accelerate the time to enable the client to purchase or lease real estate without the pressure of commission sales professionals. We believe that we can advise them by providing strategic guidance, access to local market intelligence and opportunities that may not exist through traditional listing services.

●	Apply a structured consulting process to our clients. Web-based technology is becoming increasingly capital-efficient, and our model is optimized to leverage this trend using the Internet and various online research tools. By advising clients in the earliest stages of their evaluation of potential investments, we believe that we will allow them to achieve desired returns without the sales pressure or commissions associated with typical real estate transactions. We intend to use web-based applications to enable us to assist our clients.

●	Consult to diverse, innovative and dynamic clients. We believe that the low capital requirements to consult with our target clients, coupled with the various timelines of real estate investors, enable us to spread our resources across a wide spectrum of clients. Some clients will be interested in leasing while others will be interested in purchasing or pursuing joint ventures. By diversifying our target clients, we believe we will mitigate risk and enhance the value of our services to our clients.

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

We intend to derive income from our clients for the performance of these services. We also intend to acquire and operating residential rental properties and derive income from management fees and operating income.

Since March 2, 2015 (our Date of Incorporation) to December 31, 2016, we generated $4,300 revenues and have a net loss of $305,319. In June 2015, our first client retained us. We have provided consulting services for 2 clients and are now seeking real estate acquisitions. We anticipate that we will generate revenues as we secure additional clients and acquire properties in the next twelve months. We have signed non-binding letters of intent to acquire 2 rental properties. The closing of these contemplated transactions is subject to due diligence and the completion of audits of the subject entities that own the properties. We do not believe that we have sufficient working capital to continue our operations for the next 12 months; however, our majority shareholder has agreed to advance us our necessary working capital, if necessary. We currently have two officers and a sole director. These individuals allocate time and personal resources to us on a part-time basis and devote approximately 40 hours per week to us.

As of the date of this Report, we have 25,526,500 shares of $0.001 par value common stock issued and outstanding, which is owned by 51 shareholders. We have 10,400 shares of our Series 1 convertible preferred stock issued and outstanding. The aggregate market value of our common stock based on the offering price of $0.20 per share is $5,105,000. Our stockholders’ deficit as of our most recent audit, which is December 31, 2016, is $177,669.

Principal Services

We offer consulting services to real estate users and investors and assist them with a variety of consulting and analytical services. We also advise them about the possibilities of raising capital, and seeking strategic market opportunities.

Potential clients may face several options when seeking advice for the capital markets and we intend to advise them in of various options, providing them with the administrative support, and help prepare them to be ready to present to potential investors, strategic partners and customers.

Real Estate Consulting Services

We offer services to both public and private clients that support complex business challenges with a pragmatic approach across all real estate sectors initially focusing on the commercial sector with private clients. Our management believes that they can assist real estate investors and professionals with advice that will enable them to improve performance, drive property value and mitigate risk. In addition, our management offers advice and leadership to ensure strategies for long-term success.

The following are some the business benefits we offer to potential clients:

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

Our research and advisory services are designed to assist clients in forming their investment strategy and making buy-sell-hold decisions. We fully integrate our research with our client dialogue, client relationship development and maintenance and transaction execution. We are coordinating our advisory services with both our sales and financing professionals and we design them to provide customized analysis and increase customer loyalty and long-term transaction volume.

Marketing and Communication Support Services

We will assist our clients to optimize the impact of their financial decisions and property evaluation efforts. By optimizing this service, we will help facilitate the rapid dissemination of high impact and high quality information.

The following are some of the marketing and communications services we offer to our potential clients:

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

We believe that the services we offer to our future clients will be quality, value added services that will enable long term success for them and us.

Financing Strategy

Our ability to increase our revenues and market our services will dependent on additional outside financing, advances from our majority shareholder and reinvesting our profits. Primary responsibility for the overall planning and management of our services will rest with our management. For each service, we plan to offer, management will need to assess the market and our needs to offer such consulting or advisory services at cost-effective prices to real estate investors and users. All decisions will be subject to budgetary restrictions and our business control. We cannot provide any guarantee that we will be able to ever offer services on cost-effect terms.

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

The major competitive factors in our business are the timeliness and quality of service, the quality of work product the clients desire and price. Our ability to compete effectively in providing customer service and quality services depends primarily on the level of training of our future staff, the utilization of computer software and equipment and the ability to deliver our services in an effective and timely manner. We believe we will compete effectively in these areas.

Many of our competitors have substantially greater financial, technical, managerial, marketing and other resources than we do and they may compete more effectively than we can. If our competitors offer services at lower prices than we do, we may have to lower the prices we charge, which will adversely affect our results of operations. Furthermore, many of our competitors can obtain more experienced employees than we can.

Intellectual Property Rights

We do not currently have any intellectual property rights.

Our Website

Our website is located at www.hubilu.com and, provides a description of our company, our services, mission statement along with our contact information including our address, telephone number and e-mail address.

Dependence on Customers

We have signed an agreement with two customers, which have expired. We do not currently have any customers and are pursuing a real estate acquisition strategy as well as seeking new customers.

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

Employees

Presently, we do not have any employees other than our officers and sole director who devote their time as needed to our business and expect to devote 25 hours per week.

Item 1A. Risk Factors

We are subject to those financial risks generally associated with startup enterprises. Since we have sustained losses since Date of Incorporation, we will require financing to fund our development activities and to support our operations and will independently seek additional financing. However, we may be unable to obtain such financing. We are also subject to risk factors specific to our business strategy and the entertainment industry.

RISKS ASSOCIATED WITH OUR COMPANY AND INDUSTRY

Since we are a real estate consulting enterprise, have just begun to generate revenues and lack an established operating history, an investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

We are a real estate consulting and investing company that was incorporated on March 2, 2015 and, in June 2015, began to realize revenues. We have a limited operating history upon which an evaluation of our prospects can be made. From March 2, 2015 (Date of Incorporation) to December 31, 2016, we have incurred a net loss of $305,319. Such prospects must be considered given the substantial risks, expenses and difficulties encountered by new entrants into the real estate consulting industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon several factors, including our ability to secure clients and acquire profitable real estate properties. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

As a public company, we must comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. If our revenues are insufficient, and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business that would result in our being unable to continue as a going concern.

Our financial statements for the year ended December 31, 2016 disclose that substantial doubt exists as to whether we can continue as a going concern. Moreover, our officers may be unable or unwilling to loan or advance us any funds. See “Audited Financial Statements - Auditors Report.”

Because substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our consulting services. We plan to seek additional funds through private placements of our common or preferred stock. Private placements of our common or preferred stock may involve substantial dilution to our existing shareholders. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

We are entirely dependent on the efforts of David Behrend, our president, chief executive officer and sole director and Maurice Simone, our vice president and secretary. The loss of our officers and sole director, or of other key personnel hired in the future, could have a material adverse effect on the business and its prospects. There is currently no employment contract by and between any office/director and us. Also, there is no guarantee that replacement personnel, if any, will help us to operate profitably. They have been, and continue to expect to be able to commit approximately 40 hours per week of their time, to the development of our business plan in the next six months. If management is required to spend additional time with their outside employment, they may not have sufficient time to devote to us and we would be unable to develop our business plan resulting in the business failure.

We do not maintain key person life insurance on our officers and sole director.

If we are unable to obtain additional funding our business operation will be harmed, and if we do obtain additional funding, our then existing shareholders may suffer substantial dilution.

We have limited financial resources. As of December 31, 2016, we had $3,453 of cash on hand and total assets of $12,551. If we are unable to develop our business or secure additional funds our business would fail and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

General domestic and international economic conditions could have a material adverse effect on our operating results and common stock price and our ability to obtain additional financing.

Because of the current economic conditions and macro-economic challenges currently affecting the economy of the United States and other parts of the world, some of the real estate projects that we may consult on could suffer delays or postponement until the economy strengthens, which could in turn effect our ability to obtain additional financing. We anticipate our revenues to be derived from our consulting services, which could be suffer if clients are suffering from the economy. During weak economic conditions, we may not experience any growth if we are unable to obtain financing. If the domestic and/or international economy were to weaken, the demand for any real estate projects we may desire to consult on could decline, which could have a material adverse effect on our operating results and stock price.

In the future, we may seek additional financing through the sale of our common or preferred stock resulting in dilution to existing shareholders.

The most likely source of future financing presently available to us is through the sale of shares of our common or preferred stock. Any sale of common or preferred stock will result in dilution of equity ownership to existing shareholders. This means that, if we sell shares of our common or preferred stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding, which will result in a reduction in the value of an existing shareholder’s interest. To raise additional capital, we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for our business plan and expenditures. As of the date of this Report, we have generated $4,300 in revenue from March 2, 2015 (Date of Incorporation) through December 31, 2016. Failure to generate additional revenue will cause us to go out of business, which will result in the complete loss of your investment.

We may be unable to adequately protect our intellectual property from infringement by third parties.

Our business plan is significantly dependent upon exploiting our consulting services and any intellectual property that we may develop in the future. There can be no assurance that we will be able to control all the rights for all our property or that some of the rights may not revert to their original owners. We may not have the resources necessary to assert infringement claims against third parties who may infringe upon our intellectual property rights. Litigation can be costly and time consuming and divert the attention and resources of management and key personnel. We cannot assure you that we can adequately protect any intellectual property or successfully prosecute potential infringement of our intellectual property rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours, or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect our intellectual property rights may result in a loss of revenue and could materially adversely affect our operations and financial condition.

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

For any of these reasons, the projects that we decide to present to clients or consult on may not be commercially successful and our business may suffer or fail altogether resulting in a complete loss of any investment made in our common or preferred stock.

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

Additionally, potential competitors with established market shares and greater financial resources may introduce competing projects. Thus, there can be no assurance that we will be able to compete successfully in the future or that competition will not have a material adverse effect on our operations. Increased competition could result in lower than expected operating margins or loss of the ability to engage distributors of their productions, either of which would materially and adversely affect our business, results of operation and financial condition.

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

Our officers and sole director are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities. During other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a business opportunity should be presented.

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

Since the effective date of our registration statement, we are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. To comply with these requirements, our independent registered public accounting firm must review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel should review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted now because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined now and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

We have developed a website that will help us attract personnel and clients. It is a basic website to located at www.hubilu.com. We intend to use the website as a promotional and recruiting tool for potential clients as well as a tool for soliciting projects to consult on with real estate owners. We intend to constantly monitor and make improvements to our website. If we do not further develop our website, we may not be able to adequately access clients or projects to develop consulting revenues.

RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES

Investors may lose their entire investment if we fail to implement our business plan.

As a real estate consulting and acquisition company that commenced operations in June 2015 and we expect to face substantial risks, uncertainties, expenses and difficulties. We were formed on March 2, 2015. We have a limited demonstrable operations record, on which you can evaluate our business and prospects. As of the date of this Annual Report on Form 10K, our operations have been limited to implementing our business plan and looking for investment opportunities whereby we can acquire real property and operate it. Our revenues have been derived from a few consulting engagements. We cannot guarantee that we will be successful in accomplishing our objectives. Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement, of which this prospectus is a part. In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

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

There has not been any established trading market for our common stock, and there is currently a limited public market for our securities. Our shares are quoted on the OTC Pink. There can be no assurances as to whether:

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

The trading of our securities will be in the over-the-counter market, which is commonly referred to as the OTC Markets. Thus, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions that are not available to us. It is likely that our shares will be a penny stock for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. To approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to evaluate the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	the basis on which the broker or dealer made the suitability determination, and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also must be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares probably will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

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

There is currently a limited public market for our common stock, and there can be no assurance that any established public market would develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue-sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

Because insiders control our activities, they may cause us to act in a manner that is most beneficial to them and not to outside shareholders, which could cause us not to take actions that outside investors might view favorably and which could prevent or delay a change in control.

David Behrend, our chairman, chief executive officer and president, controls Jacaranda Investments, Inc., which owns 25,000,000 common shares representing 97.94% of the outstanding common stock. Thus, it effectively controls all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. This insider also can delay or perhaps even block, by its ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

Except for the 235,000 shares that were registered pursuant to our registration statement, 191,500 shares that had the restrictive legend removed under Rule 144 and 254,265 shares held by our majority shareholder that had the restrictive legend removed under Rule 144, the remaining outstanding shares of common stock (24,845,735 shares) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares more than 1% of the Company’s outstanding common stock every three months. Because of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the prescribed period. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our sole director will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock. We pay a 5% dividend on our Series 1 convertible preferred stock, which is paid in kind.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, because of Sarbanes-Oxley, requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our sole director is not an independent director, we do not currently have independent audit or compensation committees. Thus, this sole director has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management because of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it costlier or deter qualified individuals from accepting these roles.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the effective date of our registration statement, October 27, 2015, we became subject to certain informational requirements of the Exchange Act, as amended and we are required to file periodic reports (i.e., annual, quarterly and special reports) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A. We filed a Form 8A. However, we will not be required to furnish proxy statements to security holders and our director, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited.

We will incur ongoing costs and expenses for SEC reporting and compliance; without revenue, we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

To be eligible for quotation on the OTC Markets, we must remain current in our filings with the SEC. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTC Markets that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. For us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

For all the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We hold no real property. We do not presently own any interests in real estate. From April 2015 to February 2016, our executive, administrative and operating offices were located at 9777 Wilshire Boulevard, Suite 804, Beverly Hills, CA 90212. We did not have a written lease with the landlord and an unrelated third party provided us with space, on a month-to-month basis, for no cost. On March 4, 2016, we executed a written lease for 750 square feet of space for $2,200 per month. Our majority shareholder advanced us the first month’s prorated rent of $1,703 and $6,600 for the landlord’s security deposit and has continue to advance us funds for working capital, which we use to pay our rent.

Item 3. Legal Proceedings

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is quoted on the OTC Pink under the symbol “HBUV.” For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Quarter	Fiscal 2016
	High	Low
First Quarter Ended March 31	$-	$-
Second Quarter Ended June 30	$0.10	$0.10
Third Quarter Ended September 30	$0.80	$0.10
Fourth Quarter Ended December 31	$0.40	$0.20

We have 10,400 shares of our Series 1 convertible preferred stock that is convertible into shares of our common stock. The conversion provisions are discussed in our footnotes to our financial statements. In general, under Rule 144, a holder of restricted common shares who is an affiliate at the time of the sale or any time during the three months preceding the sale can resell shares, subject to the restrictions described below.

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

24,846,735 of the presently outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 registration statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

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

We do not believe we are classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act.

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

Common Stock Currently Outstanding

As of December 31, 2016 and 2015, we have 25,526,500 shares of our common stock outstanding.

Series 1 Preferred Stock Currently Outstanding

As of December 31, 2016, and 2015, we have 10,400 and 0 shares of our Series 1 convertible preferred stock outstanding.

Holders

As of the date of this Report, we had 51 stockholders of record of our common stock and 2 stockholders of record on our Series 1 convertible preferred stock.

Dividends

We have not declared any cash dividends on our common stock since our Date of Incorporation and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as our Director deems relevant.

The holders of our Series 1 convertible preferred stock are entitled to a 5% paid-in-kind dividend on their shares.

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

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This Annual Report on Form 10−K contains forward-looking statements. Our actual results could differ materially from those set forth because of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this Report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

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

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2016 and 2015 and our results of operations for the year ended December 31, 2016 and for the period from March 2, 2015 (Date of Incorporation) through December 31, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We are a startup enterprise that commenced operations on March 5, 2015, which, until June 2015, has been limited to organizational and business development activities. We are real estate advisory and consulting company that assists real estate investor professionals, as well as established companies, with advisory and consulting services focused on providing research, analysis and acquisition opportunities to them. Our mission is to assist investors and professionals in the early stage analysis of market opportunities and the evaluation of properties prior to them committing capital for the purchase or the leasing of real estate properties. We intend to focus our initial marketing efforts in the commercial markets; however, we will also look at residential and income producing markets. We intend to use the Internet as well as the services of independent sales consultants to market our services to investors and professionals in Southern California with our initial efforts focused in Beverly Hills and Los Angeles. We have had limited operations and have limited financial resources. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company’s lack of business operations and early losses raise substantial doubt about our ability to continue as a going concern.” Our operations from March 2, 2015 (Date of Incorporation) to June 2015 were devoted primarily to start-up, development and operational activities, which included:

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

As of December 31, 2016, we had $3,453 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of December 31, 2016, the Company has borrowed $154,000 from a majority shareholder.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2016 and 2015, respectively together with notes thereto, which are included in this Annual Report on Form 10-K.

For the Year Ended December 31, 2016 compared to the period from March 2, 2015 (Date of Incorporation) through December 31, 2015

Revenues. Our revenues decreased $700, or 28%, to $1,800 for the year ended December 31, 2016 compared to $2,500 for the period from March 2, 2015 (Date of Incorporation) through December 31, 2015. The decrease is due to a smaller consulting engagement in 2016 and our management directing their efforts to evaluating real property acquisitions.

Operating expenses. Operating expenses increased $119,109, or 125.04%, to $214,364 for the year ended December 31, 2016 compared to $95,255 for the period from March 2, 2015 (Date of Incorporation) through December 31, 2015. Operating expenses are comprised of general and administrative expenses and professional fees. The components of operating expenses are discussed below.

General and administrative expenses increased $116,436, or 328.81%, to $151,847 for the year ended December 31, 2016 compared to $35,411 for the period from March 2, 2015 (Date of Incorporation) through December 31, 2015. General and administrative expenses consisted of:

	2016	2015	Amount of increase (decrease)
Business filings	$12,824	$848	$11,976
Computer and internet expenses	18,298	126	18,172
Consulting fees	72,598	24,150	48,448
Rent expense	21,504	-	21,504
Auto expenses	5,932	-	5,932
Edgar filing fees	6,095	5,150	945
Transfer agent fees	2,565	5,000	(2,435)
Miscellaneous expenses	12,031	137	11,894
Total General and Administrative expenses	$151,847	$35,411	$116,436

Professional fees increased $2,673, or 4.47%, to $62,517 for the year ended December 31, 2016 compared to $59,844 for the period from March 2, 2015 (Date of Incorporation) through December 31, 2015. Professional fees consisted of $42,150 in legal fees and $20,367 in accounting fees. The increase is due to a $7,850 decrease in legal fees and a $10,532 increase in accounting fees.

Net Loss. Our net loss increased $119,809, or 129.17%, to $212,564 for the year ended December 31, 2016 compared to $92,755 for the period from March 2, 2015 (Date of Incorporation) through December 31, 2015. The increase in loss is attributable to our operating expenses as set forth above.

Liquidity and Capital Resources. In 2015, we issued 25,235,000 common shares for $98,500. In March 2015, we issued 25,000,000 common shares at $0.003 per share, to our majority shareholder for $75,000. From April 2015 to May 2015, we issued 235,000 shares of our common stock for $0.10 per share for $23,500. In 2016, we issued 10,400 shares of our Series 1 convertible preferred stock, at $1.00 per share, for $10,400 and our majority shareholder advanced us $154,000, interest-free, which is payable on demand. Our majority shareholder has agreed not to seek repayment until we are financially able to repay the advances.

Our total assets are $12,551 as of December 31, 2016, consisting of $3,453 in cash, $6,600 in deposits and $2,498 in prepaid expenses. Our working capital deficit was $177,669 as of December 31, 2016.

Our total liabilities are $190,220 as of December 31, 2016 and $0 as of December 31, 2015.

Our total stockholders’ (deficit) equity is ($177,669) and $24,895 as of December 31, 2016 and 2015, respectively and, as of December 31, 2016, our accumulated deficit is $305,319.

Our net cash used by operations was $182,842 for the year ended December 31, 2016 compared to $76,605 for the period from March 2, 2015 (Date of Incorporation) through December 31, 2015.

We had no cash provided by investing activities for the year ended December 31, 2016 or for the period from March 2, 2015 (Date of Incorporation) through December 31, 2015.

We had $164,400 in cash provided by financing activities for the year ended December 31, 2016 compared to $98,500 for the period from March 2, 2015 (Date of Incorporation) through December 31, 2015.

We do not now have funds sufficient for pursuing our plan of operation, but we are in the process of trying to procure funds sufficient to fund our operations until we can finance our operations through cash flow. There can be no assurance that we will be able to procure funds sufficient for such purpose. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from operations, we may be limited in our ability to pursue our business plan. Moreover, if our resources from obtaining additional capital or cash flows from operations, once we commence them, do not satisfy our operational needs or if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2016 or 2015.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2016 and 2015, respectively.

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

112 South Eucalyptus Avenue, LLC, our first client, retained us to assist it in maximizing its return on equity for its property, and to source new properties for it to buy. We are evaluating various options for the client including a sale or a 1031 exchange. We are also advising the client on the use of strategies utilizing an all-inclusive trust deed (AITD) whereby the seller of real estate, with equity greater than its tax base, can spread the tax liability over the life of the loan underlying the AITD. This strategy also allows the seller to have an ongoing income stream, which is the primary objective of selling a property using an AITD. We have conducted a preliminary valuation of the property and have shown the opportunity to several potential investors. In the event we are unable to attract an interested party to purchase the property, we will then introduce the seller to an experienced real estate broker who understands AITDs and how to market the property to buyers. We are also in the process of seeking new properties for the client to buy, either as a stand-alone purchase or as part of a 1031 exchange.

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

Expand and Enhance Our Website

Time Frame: 1st to 3rd months.

Material costs: $3,000 to $5,000.

We intend to further develop and enhance our website at www.hubilu.com. Our sole director and president, David Behrend, will oversee the further development and expansion of our website and the consulting and advisory services we are offering to potential clients. We hired a web designer to help us with the development and functionality of the website and intend to continue to enhance it. We do not have any written agreements with any web designers at current time. The website expansion costs, including site design and implementation will be approximately $3,000 to $5,000. Updating and improving our website will continue throughout the lifetime of our operations.

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

Commence Marketing Campaign

Time Frame: 6th - 12th months.

Material costs: $30,000.

We intend to use marketing strategies, such as social media, networking and organic marketing to acquire potential customers and potential investors. We believe that we should begin to see results from our marketing campaign within 120 days from its initiation. We also will use Internet promotion tools on real estate and consulting websites, as well as on Facebook and Twitter, to advertise our services. We intend to spend $30,000 on marketing efforts during the next year. We intend our marketing efforts to be an ongoing activity that will continue during the life of our operations.

For our initial marketing campaign, we hired Positive Stocks, which is a Capital Markets Development Firm focused on enhancing investor awareness for small-to-mid cap, emerging growth and already established ventures. They are a full-service Strategic Funding and Investor Awareness and I.R. Consulting firm for private and publicly traded companies, brokerages, crowd funding platforms, private investment firms, hedge institutional funds, market makers, with customized Investor Demand Generation programs to generate awareness with the investment community.

Specializing in Investor Demand Generation Strategies, we believe Positive Stocks will help improve visibility with potential customers and investors, which will potentially create more revenue, increase sales and promotion on real estate and consulting, strengthen market valuation, assist us in raising capital, and bring positive exposure in strategic places we believe can increase our shareholder base, bring in a positive revenue stream and assist with our real estate acquisition expansion.

Even if we can obtain sufficient number of consulting agreements, or purchase enough assets at the end of the twelve-month period, there is no guarantee that we will be able to attract, and more importantly retain, enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue and to successfully protect ourselves against those risks, then it would materially affect our financial condition and our business could be harmed.

Independent Contractors

Time Frame: 6th-12th months.

Material costs: $50,000.

We believe our officers have good knowledge and broad connections in the real estate consulting industry to introduce our services, including find new potential clients, set up agreements with customers and referral sources to engage our consulting services. We currently anticipate that the negotiation of additional agreements with potential customers will be ongoing during the life of our operations.

We believe our website is state-of-the-art and we developed it to use as part of our sales efforts. During the next 12 months, we will implement our marketing campaign to assist officers in sales and marketing. There is no assurance that we will generate any revenue in the next 12 months or ever generate any future revenue.

David Behrend, our president, is devoting approximately twenty-five hours per week to our operations. Once we expand our operations and attract more customers to use our services and acquire more assets, Mr. Behrend has agreed to commit more time as required. Mr. Behrend has agreed to limit his responsibilities at Camden Realty to providing brokerage services to customers that do not require consulting services.

Estimated Expenses for the Next Twelve Months

The following provides an overview of our estimated expenses to fund our plan of operation for the next twelve months. These expenses, which we estimate to be as follows:

Description	Expenses

SEC reporting and compliance	$5,000
Website expansion	5,000
Marketing and advertising	30,000
Advances to independent contractors	50,000
Other expenses	25,000
Legal and accounting	75,000
$190,000

We anticipate that the minimum additional capital necessary to fund our planned operations in this case for the 12-month period will be approximately $190,000 and will be needed for general administrative expenses, business development, marketing costs and costs associated with being a publicly reporting company. Thus, we will need to seek additional funding in the future. The most likely source of this additional capital is through the sale of additional shares of common or preferred stock or advances from our majority shareholder, or our other shareholders. Jacaranda Investments, Inc., our majority shareholder, has agreed to advance us any necessary capital. However, he has no firm commitment, arrangement or legal obligation to advance or loan funds to us.

If we can successfully complete the above goals within the estimated timeframes set forth and can raise proceeds additional proceeds that may be needed to secure additional personnel and marketing funds, those funds would be allocated as follows:

Our management may hire full or part- time employees or independent contractors over the next six (6) months; however, at the present, the services provided by our officers and director appears sufficient now. We believe that our operations are currently on a small scale that is manageable by these two individuals and can be supplemented by engaging independent contractors. Our management’s responsibilities are mainly administrative at this early stage. While we believe that the addition of employees is not required over the next six (6) months, the professionals we plan to utilize may be independent contractors. We do not intend to enter any employment agreements with any of these professionals. Thus, these persons are not intended to be employees of our company.

Our management does not expect to incur any material research costs in the next twelve months; we currently do not own any plants or equipment that we would seek to sell soon; we do not have any off-balance sheet arrangements; and we have not paid for expenses on behalf of our officer or directors. Additionally, we believe that this fact shall not materially change.

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

HUBILU VENTURE CORPORATION

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Director of Hubilu Venture Corporation.

We have audited the accompanying balance sheet of Hubilu Venture Corporation as of December 31, 2016 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Hubilu Venture Corporation as of December 31, 2016 and the results of its operations and its cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE
CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

March 26, 2017

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

/s/ Anton & Chia, LLP
Newport Beach, CA
March 30, 2016

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash	$3,453	$21,895
Deposits	6,600	-
Prepaid expenses	2,498	3,000

TOTAL ASSETS	$12,551	$24,895

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$25,820	$-
Related party advances	154,000	-
Series 1 Convertible Preferred Shares	10,400	-

TOTAL LIABILITIES	190,220	-

STOCKHOLDERS’ (DEFICIT) EQUITY
Common Stock; Authorized 100,000,000 common shares, $0.001 par, 25,526,500 issued and outstanding on December 31, 2016 and 25,426,500 issued and outstanding on December 31, 2015	25,527	25,427
Additional paid-in capital	102,123	92,223
Accumulated Deficit	(305,319)	(92,755)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(177,669)	24,895
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$12,551	$24,895

The accompanying notes are an integral part of these financial statements.

HUBILU VENTURE CORPORATION

Statements of Operations

	For the year ended December 31, 2016	For the period from March 2, 2015 (Date of Incorporation) through December 31, 2015
Revenues:
Sales	$1,800	$2,500

Expenses

General and administrative expenses	151,847	$35,411
Professional fees	62,517	59,844
Operating Expenses	214,364	95,255

Net loss and Comprehensive loss for the period	$(212,564)	$(92,755

Basic and diluted loss per common share	$(0.01)	$(0.00

Weighted average number of common shares outstanding:
Basic	25,526,500	25,182,000

Fully-diluted	25,526,500	25,182,000

The accompanying notes are an integral part of these financial statements.

HUBILU VENTURE CORPORATION

Statement of Stockholders’ Equity (Deficit)

For the year ended December 31, 2016 and for the period from March 2, 2015 (date of inception) to December 31, 2015

	Number of shares	Amount	Additional Paid-In Capital	Deficit	Total
Balance, March 2, 2015	-	$-	$-	$-	$-
					-
Shares issued for cash - at $0.003 per share	25,000,000	25,000	50,000	-	75,000
Shares issued for cash - at $0.10 per share	235,000	235	23,265	-	23,500
Shares issued for services	191,500	192	18,958	-	19,150
Net loss for the year	-	-	-	(92,755)	(92,755)

Balance, December 31, 2015	25,426,500	25,427	92,223	(92,755)	24,895

Shares issued for services - at $0.10 per share	100,000	100	9,900	-	10,000
Net loss for the year	-	-	-	(212,564)	(212,564)

Balance, December 31, 2016	25,526,500	$25,527	$102,123	$(305,319)	$(177,669)

The accompanying notes are an integral part of these financial statements.

HUBILU VENTURE CORPORATION

Statements of Cash Flows

	For the year ended December 31, 2016	For the period from March 2, 2015 (Date of Incorporation) through December 31, 2015
OPERATING ACTIVITIES
Net loss	$(212,564)	$(92,755)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Stock-based compensation	10,000	19,150
Changes in operating assets and liabilities:
Deposits	(6,600)	-
Prepaid expenses	502	(3,000)
Accounts payable	25,820	-
Net cash used in Operating Activities	(182,842)	(76,605)

FINANCING ACTIVITIES
Issuance of common stock	-	98,500
Issuance of Series 1 Convertible Preferred stock	10,400	-
Related party advances	154,000	-
Net cash provided by Financing Activities	164,400	98,500

Net cash (decrease) increase for period	(18,442)	21,895
Cash, at beginning of period	21,895	-

Cash, at end of period	$3,453	$21,895

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

HUBILU VENTURE CORPORATION

Notes to the Financial Statements

December 31, 2016

NOTE 1 - NATURE OF BUSINESS

Hubilu Venture Corporation (“the Company”) was incorporated under the laws of the state of Delaware on March 2, 2015, under the name Hubilu Venture Corporation and, on March 4, 2015, filed a Certificate of Correction to change the name to Hubilu Venture Corporation. The Company had limited operations until June 2015 and since then is implementing a business plan to provide real estate consulting services to clients in the United States as well as raise capital to make real estate acquisitions. From March 2015 to June 2015, its business activities were limited to organizational matters and developing a website. In June 2015, the Company signed its first client and began generating revenues from its planned operations. The Company is currently seeking the acquisition of rental properties and has signed letters of intent to acquire two rental properties from a related party.

NOTE 2 – ABILTIY TO CONTINUE AS A GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

As of December 31, 2016, the Company had not yet achieved profitable operations, has incurred cumulative losses of $305,319 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation. Management plans to obtain the necessary financing through the issuance of equity and/or advances from related parties. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of December 31, 2016 and 2015, respectively.

Change in Classification of Certain Expenses

Certain of the prior year balances have been reclassified to conform with the current year financial statement presentation.

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

A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized.

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

As of December 31, 2016, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2015 and Delaware and California Franchise Tax Returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized. The Company believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax position have been recorded pursuant to ASC 740. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Loss per Share

The Company’s basic loss per share are calculated by dividing its net loss available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive loss per share is calculated by dividing its net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Fair Value of Financial Instruments

The book value of cash, accounts payable and related party advances approximate their fair value at December 31, 2016 and 2015 due to the short maturity of these financial instruments.

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

The fair value of the Company’s Series 1 Convertible Preferred shares are determined using Level 2 inputs in the ASC 820 fair value hierarchy. As at December 31, 2016, these shares have a fair value of $11,556.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2016 and 2015.

Revenue Recognition

The Company‘s financial statements are prepared under the accrual method of accounting. Revenues are recognized when evidence of an agreement exists, the price is fixed or determinable, collectability is reasonably assured and goods have been delivered or services performed.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09,Revenue from Contracts with Customers. This ASU outlines a comprehensive model for companies to use in accounting for revenue arising from contracts with customers, and will apply to transactions such as the sale of real estate. This ASU is effective for interim and annual periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We plan to use the cumulative effect transition method upon adoption of the standard on January 1, 2018, and do not expect this topic to have a material impact on the or on the disclosures.

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”), Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new guidance requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter and early adoption is permitted. The Company’s adoption of this guidance on December 31, 2016 did not have an impact to the financial statements or material impact on its disclosures.

In January 2016, the FASB issued Accounting Standards Update 2016-01 (“ASU 2016-01”), Financial Instruments—Overall (Subtopic 825-10) Recognition and measurement of Financial Assets and Liabilities. The new standard’s applicable provisions to the Company include an elimination of the disclosure requirement of the significant inputs and assumptions underlying the fair value calculations of its financial instruments which are carried at amortized cost. The standard is effective on January 1, 2018, and early adoption is not permitted for the applicable provision. The adoption of ASU 2016-01 will not impact the Company’s results of operations or financial condition.

In February 2016, the FASB issued Accounting Standards Update 2016-02 (“ASU 2016-02”), Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently evaluating the pending guidance but does not believe the adoption of ASU 2016-02 will have a material impact on its results of operations or financial condition, since the Company does not have a material amount of lease expense.

NOTE 4–DEPOSITS

Deposits consist of amounts paid in advance to the Company’s landlord as security for its lease. The balance as of December 31, 2016 and 2015 is $6,600 and $0, respectively.

NOTE 5–SERIES 1 CONVERTIBLE PREFERRED SHARES

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

The Preferred Stock matures on September 30, 2019.

The predominant settlement obligation of the Series 1 Convertible Preferred shares was considered to be the issuance of a variable number of shares to settle a fixed monetary amount. Thus, these shares are scoped into the guidance of ASC 480-10 and are accounted for as a liability as at December 31, 2016.

NOTE 6–INCOME TAXES

A reconciliation of the income tax provision computed at statutory rates to the reported income tax provision for the years ended December 31, 2016 and 2015 is as follows:

	As of December 31, 2016	As of December 31, 2015
Statutory tax rate	34%	34%
Net loss for the year before income taxes	$(212,564)	$(92,755)
Expected income tax recovery	(72,000)	(32,000)
Change in unrecognized deferred tax assets	72,000	32,000
Income tax expense	$-	$-

The significant components of the Company’s deferred income tax assets and liabilities after applying enacted corporate tax rates at December 31, 2016 and 2015 are as follows:

	As of December 31, 2016	As of December 31, 2015
Deferred tax assets:
Net operating loss carry-forwards	$104,000	$32,000
Valuation allowance	(104,000)	(32,000)
Net deferred tax assets	$-	$-

At December 31, 2016, the Company has accumulated non-capital losses totaling $305,000, which may be available to carry forward and offset future years’ taxable income. The losses expire in various amounts starting in 2035.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7–STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized:

100,000,000 common shares, $0.001 par value. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

10,000,000 Series A Convertible Preferred shares, of which none have been issued

The Series A Preferred Stock has the following rights and privileges:

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

Dividends – The holders of the Preferred Stock in preference to the holders of common stock, are entitled to receive, when declared by the Board of Directors, dividends at the rate of $0.05 per share per annum, in kind, which shall accrue quarterly. Such dividends are cumulative. No such dividends have been declared to date. In addition, the holders of the Preferred Stock are entitled to receive a dividend, in kind equal, to any dividend paid on common stock, when and if declared by the board, based on the number of common shares into which a share of Preferred Stock may be convertible.

Liquidation – In the event of any liquidation, dissolution, winding-up or sale or merger of the Company, whether voluntarily or involuntarily, each holder of Preferred Stock is entitled to receive, in preference to the holders of common stock, a per-share amount equal to the original issue price of $1.00 (as adjusted, as defined), plus all declared but unpaid dividends.

The Series A Preferred Stock matures on September 30, 2030.

Issued:

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

On May 4, 2015, the Company issued 191,500 shares of common stock for services rendered at a price of $0.10 per share. The shares were issued in a transaction under Section 4(a)(2) of the Securities Act of 1933, as amended, and recorded as stock-based compensation.

On October 1, 2016, the Company issued 100,000 shares of common stock for services rendered at a price of $0.10 per share. The shares were issued in a transaction under Section 4(a)(2) of the Securities Act of 1933, as amended, and recorded as stock-based compensation.

NOTE 8–RELATED PARTY TRANSACTIONS

Jacaranda Investments, Inc., the Company’s majority shareholder, who owns 98.32% of the common stock, has agreed to provide additional working capital to the Company. These advances are expected to be unsecured and not carry an interest rate or repayment terms; however, the shareholder has agreed not to seek repayment if he advances any funds until the Company is financially able to repay him. During 2016, the Company’s majority shareholder advanced the Company $154,000. These advances are unsecured and do not carry terms of interest or repayment.

NOTE 9 – COMMITMENT

The Company does not own any property and from on April 1, 2015 to March 6, 2016, an unrelated third party provided office space to the Company for no cost. Commencing on March 7, 2016, the Company entered into a written lease agreement with a third party, which expires on February 28, 2017. The lease provides for a monthly rental rate of $2,200 and a $6,600 security deposit. The Company intends to renew its lease.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On January 24, 2017, the Company’s director approved the dismissal of Anton & Chia, LLP as our company’s independent registered public accounting firm.. The Company has appointed Dale Matheson Carr-Hilton Labonte as our principal independent auditor.

Anton & Chia LLP’s report on the company’s financial statements for the fiscal period from March 2, 2015 (date of incorporation) to December 31, 2015 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that such report on the company’s financial statements contained an explanatory paragraph in respect to the substantial doubt about our ability to continue as a going concern.

During the company’s fiscal period from March 2, 2015 (date of incorporation) to December 31, 2015 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with Anton & Chia LLP on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement, if not resolved to the satisfaction of Anton & Chia LLP , would have caused Anton & Chia LLP to make reference to the subject matter of the disagreement in connection with its report.

During our company’s fiscal years ended January 31, 2014 and January 31, 2013 and in the subsequent interim period through the date of dismissal, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During the company’s fiscal period from March 2, 2015 (date of incorporation) to December 31, 2015 and in the subsequent interim period through the date of appointment of Dale Matheson Carr-Hilton Labonte , we have not consulted with Dale Matheson Carr-Hilton Labonte regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has Dale Matheson Carr-Hilton Labonte provided to our company a written report or oral advice that Dale Matheson Carr-Hilton Labonte concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue, other than in connection with carrying out the review procedures required under Appendix K of SEC Practice Section rules adopted by the Public Company Accounting Oversight Board (PCAOB). In addition, during such periods, our company has not consulted with Dale Matheson Carr-Hilton Labonte regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2016. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Material weaknesses identified:

●	The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

●	Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2017 assessment of the effectiveness of our internal control over financial reporting.

Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)

David Behrend	48	Chairman, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer

Maurice Simone	56	Vice President and Secretary

Esteban Coaloa	63	Vice President, Development of Real Estate

Tracy Black-Van Wier	42	Vice President, Investor Relations

Jose DeCastro	42	Vice President, Marketing

Eric Klein	51	Vice President, Operations and Business Development

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

Mr. Esteban Coaloa, Vice President-Development of Real Estate

Esteban (Stefano) Coaloa is our Vice -President of Real Estate Development and has served in that capacity since August 18, 2016. For the past 20 years, Mr. Coaloa has been a private real estate investor. Mr. Coaloa holds a California Contractors License and facilitates field operations, renovations and maintenance of acquired properties. Combined with grading experience and having developed from the ground-up, Mr. Coaloa has purchased, rehabilitated and developed over 50 properties in the USC, Koreatown, Mount Washington, Cheviot Hills and Pacific Palisades areas. Mr. Coaloa still owns several multi-family properties. Mr. Coaloa is fluent in Spanish, Italian, and French.

Ms. Tracy Black-Van Wier, Vice President-Investor Relations

Tracy Black-Van Wier is our Vice President of Investor Relations and has served in that capacity since August 18, 2016. From May 2013 to June 2015, Ms. Black-Van Wier was the National Marketing Director of Nerium International, a multi-level marketing company in the anti-aging industry and oversaw a sales force of over 1,000 people. In her capacity as National Marketing Director, sales increased by 500%. [Need last 5 years so what was she doing from 2011 to 2013?] She is a professional speaker, motivator, and relationship builder. Ms. Black-Van Wier graduated with Honors from the University of Santa Cruz with a B.A. in Psychology.

Mr. Jose DeCastro, Vice President-Marketing

Jose (Chille) DeCastro is our Vice President of Marketing and has served in that capacity since August 18, 2016. From April 2015 to present, Mr. DeCastro has been the CEO of Ethics SCS, Inc., which is a tech company that produces social media content. From 2013 to 2015, Mr. DeCastro was National Sales Director and executive in charge of a west coast sales team for Sign-On Media, where he oversaw the sales staff on the West and East Coasts and created materials for the sales representatives. Mr. DeCastro has 10 years’ experience in the social media markets and he embraces and employs the power of that tool in building teams of collaborators across a variety of industries, including marketing, production and sales. Mr. DeCastro’s abilities to network and utilize social influencers are key assets to Hubilu Venture Corporation’s organic marketing strategy.

Mr. Eric Klein, Vice President-Operations and Business Development

Eric Klein is our Vice President of Operations & Business Development and has served in that capacity since September 5, 2016. From September 2015 to the present, Mr. Klein has been a Managing Director at Mentor Securities, LLC where he is responsible for investment banking activities. From February 2009 to the present, Mr. Klein is also a partner at Vantera Partners, LLC, where he is alos involved in corporate advisory and merchant banking activities. Prior to joining Hubilu, Mr. Klein held Vice President and Managing Director positions with several corporate advisory and investment banking firms. He was involved in a variety of transactions involving Corporate Finance, Mergers and Acquisitions for lower middle-market privately-held companies operating in various industries such as manufacturing, business services, medical devices, technology and e-commerce. He has over twenty years of investment banking, operational and management experience as well as founded, managed and operated several privately-held companies in a variety of industries.

Prior to Mr. Klein’s investment banking career, he was Director of Operations for a Los Angeles-based manufacturing company in the mid 2000’s and work in an advisory capacity with a variety of Fortune 1000 corporations. Mr. Klein holds a Bachelor of Applied Sciences in Electronics Engineering/Manufacturing from ITT Technical Institute of Technology in Los Angeles. He has completed additional academic course work from UCLA in Information (Cyber) Security, Business Management and Finance.

Mr. Klein is an advisory board member for several organizations; Information Systems Securities Association, Los Angeles Chapter, Cloud Security Alliance, Southern California Chapter and Concerned Capital. He has been involved in a variety of charitable organizations such as Make-A-Wish, The Los Angeles Food Bank, Los Angeles SOVA Food Pantry, Jewish Federation and other philanthropic activities.

Possible Potential Conflicts

The OTC Pink on which we have our shares of common stock quoted on does not currently have any director independence requirements.

No member of management will be required by us to work on a full-time basis. Accordingly, certain conflicts of interest may arise between us and our officer and director in that he may have other business interests in the future to which he devotes his attention, and he may be expected to continue to do so although management time must also be devoted to our business. Thus, conflicts of interest may arise that can be resolved only through his exercise of such judgment as is consistent with each officer’s understanding of his fiduciary duties to us. During other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a business opportunity should be presented.

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

Board of Directors

Our sole director holds office until the completion of his term of office, which is not longer than one year, or until his successor(s) have been elected. Our sole director’s term of office expires on March 31, 2017. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

ii. engaging in any type of business practice; or

iii. engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

(5) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

In March 2010, Mr. Behrend filed a petition for bankruptcy with the U.S. District Court for the Central District of California, Case No. 2:10-bk-21201-VK. In April 2011, the Case was converted to a Chapter 7 petition, Case No. 01:11-bk-11379-VK and in October 2012, Mr. Behrend received a discharge.

In June 2009, the Los Angeles City Attorney brought charges against Mr. Behrend, who was the majority member of a limited liability company that acted as a trustee for a trust, which controlled and managed a residential apartment building in Los Angeles. Mr. Behrend pled no contest to a misdemeanor charge of violating the habitability of an apartment building and received a fine, 300 hours of community service, 90 days electronic monitoring and 8 years’ probation. Mr. Behrend has completed all the conditions of his sentence. His probation expires in June 2017.

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

We will reimburse all directors for any expenses incurred in attending directors’ meetings if we have the resources to pay these fees. We will consider applying for officers’ and directors’ liability insurance at such time when we have the resources to do so.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the year ended December 31, 2016 and for the period from March 2, 2015 (Date of Incorporation) to December 31, 2015, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
David Behrend	2016	-	-	-	-	-	-	-	-
CEO, President,	2015	-	-	-	-	-	-	-	-
CFO and Director

Maurice Simone, III, Vice President	2016	-	-	8,000	-	-	-	-	-
& Secretary	2015	-	-	-	-	-	-	-	-

We have no formal employment arrangement with Mr. Behrend or Mr. Simone now. Mr. Behrend’s and Mr. Simone’s compensation has not been fixed or based on any percentage calculations. Mr. Behrend will make all decisions determining the amount and timing of their compensation and, for the immediate future, will not receive any compensation. Mr. Behrend’s compensation amounts will be formalized if his annual compensation exceeds $50,000. On October 1, 2016, the Company awarded Mr. Simone 20,000 shares of common stock, valued at $0.40 per share on the OTC Pink, for $8,000 as a bonus.

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Except as set forth above for Mr. Simone, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the year ended December 31, 2016 and for the period from March 2, 2015 (Date of Incorporation) to December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March ___, 2017, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of March __, 2017, we had 25,526,500 shares of common stock outstanding, which are held by 51 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Jacaranda Investments, Inc. (1) 205 South Beverly Drive, Suite 205 Beverly Hills, CA 90212	25,000,000	98.11%
Common Stock	Maurice Simone 205 South Beverly Drive, Suite 205 Beverly Hills, CA 90212	65,000	0.26%
	All Officers and Directors as a Group (2 persons)	25,065,000	98.37%

(1)	David Behrend, the sole shareholder of Jacaranda Investments, Inc., has dispositive control over the shares. Since he will continue to control us, investors in our common or preferred offering will be unable to change the course of our operations. Thus, our shares lack the value normally attributable to voting rights. This could result in a reduction in value of the shares you own because of their ineffective voting power.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our promoters are Mr. Behrend, our chairman, president, chief executive officer, chief financial officer, and Mr. Simone, our vice president and secretary.

Our office and mailing address is 205 South Beverly Drive, Suite 205, Beverly Hills, CA 90212. On March 4, 2016, we entered into a written lease for 750 square feet of space for $2,200 per month at this location. Our lease expires on February 17, 2017. Our majority shareholder advanced us the first month’s prorated rent of $1,703 and $6,600 for the landlord’s security deposit and has continued to pay our rent from working capital related party advances. From April 1, 2015 to February 29, 2016, one of our minority shareholders provided us with office space at no cost to us and therefore we did not incur any rent expense. We estimate that the approximate value of the space he was providing to be $300 per month and there was no written lease agreement for our use of this space, which he provided to us on a month-to-month basis.

On March 5, 2015, we sold 25,000,000 shares of our common stock to David Behrend, our president, chief executive officer, chief financial officer, and sole director. These shares were issued in for $75,000 in cash or $0.003 per share. On April 30, 2015, David Behrend transferred all his shares to Jacaranda Investments, Inc., (“Jacaranda”) a corporation wholly owned by him in exchange for shares in that corporation. Jacaranda has advanced us $154,000 for working capital.

Jacaranda owns 45% of Zinnia Investments, LLC and 90% of Akebia Investments, LLC, which are the two targets we have entered into the non-binding letters of intent to acquire.

Our officers and sole director are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities. During other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a business opportunity should be presented.

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

Regarding any future related party transaction, we plan to fully disclose all related party transactions, including, but not limited to, the following:

●	disclose such transactions in prospectuses where required;
●	disclose in all filings with the Securities and Exchange Commission, where required;
●	obtain disinterested directors’ consent; and
●	obtain shareholder consent where required.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended December 31, 2016 and 2015:

Dale Matheson Carr-Hilton Labonte

	2016	2015

Audit Fees	$6,000	Nil
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$6,000	Nil

The fees included above Dale Matheson Carr-Hilton Labonte during the year ended December 31, 2016 relates to an estimate of the audit fees of the Company’s annual consolidated financial statements filed on Form 10-K for the year ended December 31, 2015.

Anton & Chia, LLP

	2016	2015

Audit Fees	$13,300	$5,800
Audit Related Fees	Nil	$1,200
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$13,300	$7,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided for the fiscal years ended December 31, 2016 and 2015, in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for professional services rendered in connection with the Company’s filing on form S-1 Registration Statement.

Tax Fees. Consist of fees billed for the preparation of corporate tax returns

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

Our board of directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our Director has considered the nature and amount of fees billed or expected to be billed by DMCL and Anton&Chia LLP, and believes that the provision of services for activities unrelated to the audit was compatible with maintaining DMCL’s and Anton & Chia’s independence.

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

_______________________________

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

HUBILU VENTURE CORPORATION

March 31, 2017	By:	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2017	By:	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer) and Sole Director

