Form 10-Q
period 2017-03-31
Hubilu Venture Corp
filed 2017-05-16
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2017, the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 25,526,500.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Condensed Interim Balance Sheets

(unaudited)

	March 31, 2017	December 31, 2016
		(audited)
ASSETS
Current Assets
Cash	$6,104	$3,453
Deposits	6,600	6,600
Prepaid expenses	4,798	2,498

TOTAL ASSETS	$17,502	$12,551

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$12,478	$25,820
Related party advances	234,000	154,000
Series 1 Convertible Preferred Shares	10,400	10,400

TOTAL LIABILITIES	256,878	190,220

STOCKHOLDERS’ DEFICIT
Common Stock; Authorized 100,000,000 common shares, $0.001 par, 25,526,500 issued and outstanding on March 31, 2017 and December 31, 2016	25,527	25,527
Additional paid-in capital	102,123	102,123
Accumulated Deficit	(367,026)	(305,319)
TOTAL STOCKHOLDERS’ DEFICIT	(239,376)	(177,669)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,502	$12,551

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Condensed Interim Statements of Operations

(unaudited)

	Three-months ended March 31, 2017	Three-months ended March 31, 2016
Expenses

General and administrative expenses	45,207	13,281
Professional fees	16,500	12,332
Operating Expenses	61,707	25,613

Net Loss for the Period	$(61,707)	$(25,613)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	25,526,500	25,182,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Condensed Interim Statement of Cash Flows

(unaudited)

	Three-months ended March 31, 2017	Three-months ended March 31, 2016
OPERATING ACTIVITIES
Net loss	$(61,707)	$(25,613)
Adjustments to reconcile net loss to net cash used for operations:
Changes in operating assets and liabilities:
Deposits	-	(6,600)
Prepaid expenses	(2,300)	1,500
Accounts payable	(13,342)	102
Net cash used in Operating Activities	(77,349)	(30,611)

FINANCING ACTIVITIES
Related party advances	80,000	20,000
Net cash provided by Financing Activities	80,000	20,000

Net cash increase (decrease) for period	2,651	(10,611)
Cash, at beginning of period	3,453	21,895

Cash, at end of period	$6,104	$11,284

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Notes to the Condensed Interim Financial Statements

March 31, 2017

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Hubilu Venture Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of the Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016 included in the Annual Report on Form 10-K filed with the SEC on March 31, 2017. The unaudited condensed interim financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2017, and the results of operations and cash flows for the three months ended March 31, 2017. It should be understood that accounting measures at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

NOTE 2 - NATURE OF BUSINESS

The Company was incorporated under the laws of the state of Delaware on March 2, 2015, under the name Hubilu Venture Corp. and, on March 4, 2015, filed a Certificate of Correction to change the name to Hubilu Venture Corporation. The Company had limited operations until June 2015 and since then is implementing a business plan to provide real estate consulting services to clients in the United States as well as raise capital to make real estate acquisitions. From March 2015 to June 2015, its business activities were limited to organizational matters and developing a website. In June 2015, the Company signed its first client and began generating revenues from its planned operations. Subsequent to March 31, 2017, the Company acquired two rental properties by way of acquiring 100% of the membership interests of two limited liability companies (Note 8).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, accounts payable and related party advances. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates their fair value at March 31, 2017 and December 31, 2016.

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

NOTE 4–SERIES 1 CONVERTIBLE PREFERRED SHARES

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

The Preferred Stock matures on September 30, 2019.

The predominant settlement obligation of the Series 1 Convertible Preferred shares was considered to be the issuance of a variable number of shares to settle a fixed monetary amount. Thus these shares are scoped into the guidance of ASC 480-10 and are accounted for as a liability as at March 31, 2017.

NOTE 5–STOCKHOLDERS’ DEFICIT

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

The Preferred Stock matures on September 30, 2030.

As of March 31, 2017, there are 25,526,500 shares of common stock outstanding.

NOTE 6–RELATED PARTY TRANSACTIONS

Jacaranda Investments, Inc., the Company’s majority shareholder has agreed to provide additional working capital to the Company. As of March 2017, Jacaranda Investments, Inc. has advanced the Company a total of $234,000. These advances are unsecured and do not carry terms of interest or repayment.

NOTE 7–GOING CONCERN

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

As of March 31, 2017, the Company had not yet achieved profitable operations, has incurred cumulative losses of $367,026 and expects to incur significant further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation. Management plans to obtain the necessary financing through the issuance of equity and/or advances from related parties. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8–SUBSEQUENT EVENTS

On April 10, 2017, the Company completed its acquisition of all the outstanding membership interests of Zinnia Investments, LLC (“Zinnia”) for $925,000 (the “Purchase Price”). Zinnia’s sole asset is the real property located at 2909 South Catalina Street, Los Angeles, California (the “Property”). The Purchase Price consisted of a $655,000 All Inclusive Deed of Trust, secured by the Property, and a promissory note (the “Zinnia Note”), which bears interest at 6%, interest only, with $145,000 due in one year and the balance due on in two years and 270,000 shares of the Company’s Series 1 Convertible Preferred Stock at an issuance price of $1.00 per share for a total of $270,000 (the “Zinnia Preferred Stock”). The interest rate on the Zinnia Note will decrease to the greater of 3.5%, principal and interest or the 11th District Cost of Funds Index plus 2.8% principal and interest, rounded up to the nearest 0.125% and adjusted every six months starting the 1st day of the sixth month following the $145,000 payoff, and adjusting every six months thereafter. The Zinnia Preferred Stock is convertible into the Company’s common stock at the lesser of $0.50 per share or a 10% discount to the average closing price of our common stock for the five days prior to the holders’ date of conversion. The Zinnia Preferred Stock pays a 5% dividend in-kind, annually.

On April 10, 2017, the Company completed its acquisition of all of the outstanding membership interests of Akebia Investments, LLC (“Akebia”) for $890,000 (the “Purchase Price”). Akebia’s sole asset is the real property located at 3711 South Western Avenue, Los Angeles, California (the “Akebia Property”). Under the terms of the Akebia Agreement, the Company’s consideration for the Purchase Price was a $710,000 All Inclusive Deed of Trust, secured by the Akebia Property and a promissory note (the “Akebia Note”), which bears interest at 6%, interest only, with $100,000 due in one year and the balance due on August 1, 2019 and 180,000 shares of the Company’s Series 1 Convertible Preferred Stock at an issuance price of $1.00 per share for a total of $180,000 (the “Akebia Preferred Stock”). After the $100,000 is paid off, the interest rate on the balance of the note will decrease to 4% principal and interest. The Akebia Preferred Stock is convertible into the Company’s common stock at the lesser of $0.50 per share or a 10% discount to the average closing price of our common stock for the five days prior to the holders’ date of conversion. The Akebia Preferred Stock pays a 5% dividend in-kind, annually.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three-months ended March 31, 2017 and 2016, respectively. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

On August 18, 2016, we entered into a purchase contract (the Zinnia Agreement”) with Zinnia Investments, LLC (“Zinnia”), a Wyoming limited liability company, which was 100% owned by Esteban Coaloa. On January 3, 2017, Zinnia amended its operating agreement to admit Jacaranda Investments, Inc. (“Jacaranda”) as a 45% member and the Marisol Trust, Lorenzo Soria, as Trustee, as a 10% member. On January 3, 2017, all of the members of Zinnia approved the sale of Zinnia to us. Jacaranda is 100% owned by our Chairman and CEO and Esteban Coaloa is our Vice President. Under the terms of the Zinnia Agreement, we will acquire 100% of the membership interests of Zinnia for $925,000 (the “Purchase Price”). Zinnia’s sole asset is the real property located at 2909 South Catalina Street, Los Angeles, California (the “Property”). Under the terms of the Zinnia Agreement, our consideration for the Purchase Price is: (1) a $655,000 All Inclusive Deed of Trust, secured by the Property, and a promissory note (the “Note”), which bears interest at 6%, interest only, with $145,000 due in one (1) year and the balance due on in two (2) years; and (2) 270,000 share of our Series 1 Convertible Preferred Stock at an issuance price of $1.00 per share, for $270,000 (the “Zinnia Preferred Stock”). The interest rate on the Note will decrease to the greater of 3.5%, principal and interest or the 11th District Cost of Funds Index plus 2.8% principal and interest, rounded up to the nearest 0.125% and adjusted every six (6) months starting the 1st day of month 6 following the $145,000 payoff, and adjusting every 6 months thereafter. The Zinnia Preferred Stock is convertible into our common stock at the lesser of $0.50 per share or a 10% discount to the average closing price of our common stock for the five (5) days prior to the holders’ date of conversion. The Zinnia Preferred Stock pays a 5% dividend in-kind, annually. Under the terms of the Zinnia Agreement, the closing was subject to our verification of title, rental income and our satisfaction with the completion and results of Zinnia’s audited financial statements. On April 10, 2017, we closed the acquisition of Zinnia.

On September 26, 2016, we entered into a purchase contract (the Akebia Agreement”) with Akebia Investments, LLC (“Akebia”), a Wyoming limited liability company, which was 100% owned by Esteban Coaloa. On January 2, 2017, Akebia amended its operating agreement and admitted Jacaranda as a 90% member. On January 2, 2017, all of the members of Akebia approved the sale to us. Jacaranda and Esteban Coaloa are related parties as described above. We agreed to acquire 100% of the membership interests of Akebia for $890,000 (the “Purchase Price”). Akebia’s sole asset is the real property located at 3711 South Western Avenue, Los Angeles, California (the “Akebia Property”). The terms of the Akebia Agreement, our consideration for the Purchase Price is: (1) a $710,000 All Inclusive Deed of Trust, secured by the Akebia Property and a promissory note (the “Akebia Note”), which bears interest at 6%, interest only, with $100,000 due in one (1) year and the balance due on August 1, 2019; and (2) 180,000 shares of our Series 1 Convertible Preferred Stock at an issuance price of $1.00 per share, for $180,000 (the “Akebia Preferred Stock”). After the $100,000 is paid off, the interest rate on the balance of the note will decrease to 4% principal and interest. The Akebia Preferred Stock is convertible into our common stock at the lesser of $0.50 per share or a 10% discount to the average closing price of our common stock for the five (5) days prior to the holders’ date of conversion. The Akebia Preferred Stock pays a 5% dividend in-kind, annually. Under the terms of the Akebia Agreement, the closing was subject to our verification of title, rental income and our satisfaction with the completion and results of Akebia’s audited financial statements. On April 10, 2017, we closed the acquisition of Akebia.

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

In September 2016, we appointed four new officers to the company:

●	Eric Klein, VP, Operations & Business Development, 20 years’ experience

●	Tracy Black-Van Wier, VP, Investor Relations, 20 years’ experience

●	Stefano Coaloa, VP, Real Estate Development, 35 years’ experience

●	Chille DeCastro, VP, Marketing, 20 years’ experience

In addition to executing two purchase contracts and expanding our staff, we updated and launched our website and began marketing the company on various social media platforms including LinkedIn, Twitter, and Facebook.

As of March 31, 2017, we had $6,104 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing from related or third parties. The additional equity financings will likely be in the form of private placements of common stock. As of March 31, 2017, the Company has borrowed $234,000 from its majority shareholder.

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

Although we aquired Akebia Investments, LLC and Zinnia Investments, LLC, in April 2017, we have no current plans, preliminary or otherwise, to merge with any other entity although we may consider such plans in the future. We will evaluate opportunities as we are made aware of them.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2017 and 2016, respectively, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenues. We did not have any revenues for the three months ended March 31, 2017 or the comparable period in 2016. The lack of revenues is due to our increased focus on acquiring rental properties.

Operating expenses. Operating expenses include general and administrative expenses and professional fees. In total, operating expenses increased $36,094, or 140.92%, to $61,707 for the three months ended March 31, 2017 compared to $25,613 for the comparable period in 2016. The components of operating expenses are discussed below.

General and administrative expenses increased $31,926, or 290.84%, to $45,207 for the three months ended March 31, 2017 compared to $13,281 for the comparable period in 2016. General and administrative expenses consisted of:

	March 31, 2017	March 31, 2016	Amount of increase (decrease)
Consulting expense	$27,300	$5,000	$22,300
Automobile expense	2,718	585	2,133
Marketing expense	2,500	-	2,500
Transfer Agent expense	1,061	1,695	(634)
Rent expense	6,700	1,704	4,996
Miscellaneous expense	4,928	4,297	631
Total General and administrative expense	$45,207	$13,281	$31,926

Professional fees increased $4,168, or 33.80%, to $16,500 for the three months ended March 31, 2017 compared to $12,332 for the comparable period in 2016. The increase is primarily due to a decrease in legal and accounting fees.

Net loss. Our net loss increased $36,094, or 140.92%, to $61,707 for the three months ended March 31, 2017 compared to $25,613 for the comparable period in 2016. The increase is attributable to the expenses discussed above.

Liquidity and Capital Resources. For the three months ended March 31, 2017, we borrowed $80,000 from our majority shareholder, which it advanced to us interest free. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $17,502 as of March 31, 2017, consisting of $6,104 in cash, $6,600 in deposits and $4,798 in prepaid expenses.

Our working capital deficit was $239,376 as of March 31, 2017.

Our total liabilities are $256,878 as of March 31, 2017.

As of March 31, 2017, our total stockholders’ deficit was $239,376 and our accumulated deficit was $367,026.

We had $77,349 in net cash used in operating activities for the three months ended March 31, 2017, which included $61,707 in net loss, which amount was increased by $2,300 in prepaid expenses and $13,342 in accounts payable.

We had no cash provided by investing activities for the three months ended March 31, 2017.

We had $80,000 in cash provided by financing activities for the three months ended March 31, 2017, which was due to $80,000 in related party advances.

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2017.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2017.

Plan of Operation

Our plan of operations is as follows:

Expand and Enhance Our Website

Time Frame: 3 months.

Material costs: $6,000 to $7,000.

We intend to further develop and enhance our website. Our sole director and president, David Behrend, will be in charge of overseeing the further development and expansion of our website and the consulting and advisory services we intend to offer. We hired a web designer to help us with the development and functionality of the website and intend to continue to enhance it. We do not have any written agreements with any web designers at current time. The website expansion costs, including site upgrade, will be approximately $6,000 to $7,000. Updating and improving our website will continue throughout the lifetime of our operations.

Negotiate agreements with potential referral sources and clients

Time Frame: Ongoing.

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

Commence Marketing Campaign

Time Frame: Immediately

Material costs: $20,000 - $25,000.

We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We also plan to attend trade shows in real estate and consulting to showcase our services with a view to find new customers. We believe that we should begin to see results from our marketing campaign within 120 days from its initiation. We also will use Internet promotion tools on real estate and consulting websites as well as on Facebook and Twitter to advertise our services. We intend to spend from $20,000-$25,000 on marketing efforts during the next year. Marketing is an ongoing matter that will continue during the life of our operations. Our campaign will consist of soliciting clients by offering to provide investment opportunities and real estate consulting services to clients.

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

There is no assurance that we will ever generate any further revenue from real estate consulting.

David Behrend, our president, will be devoting 40 hours per week to our operations. Mr. Behrend is a broker with Camden Realty has orally agreed to limit his responsibilities at Camden Realty to providing brokerage services to customers that do not require consulting services outside of the time he devotes to our operations.

Estimated Expenses for the Next Twelve Months

The following provides an overview of our estimated expenses to fund our plan of operation for the next twelve months. We estimate these expenses to be approximately $100,000 as follow:

Description	Expenses
SEC reporting and compliance	$5,000
Website expansion	$6,000 to $7,000
Marketing and advertising	$20,000 to 25,000
Legal and accounting	$35,000
Advances to independent contractors	$11,500 to 14,000
Other expenses	25,000

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

We believe the following is among the most critical accounting policies that impact our financial statements: We evaluate impairment of our long-lived assets by applying the provisions of SFAS No. 144. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended March 31, 2017.

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

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q were not effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)       Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

May 15, 2017	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting and
Financial Officer)

