Form 10-Q
period 2017-06-30
Hubilu Venture Corp
filed 2017-08-21
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 21, 2017, the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 25,526,500.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Consolidated Interim Balance Sheets

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS

Real Estate Investments	$2,195,644	$-
Cash	11,834	3,453
Deposits	6,600	6,600
Prepaid expenses	2,980	2,498

TOTAL ASSETS	$2,217,058	$12,551

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:

Mortgages payable	$1,104,302	$-
Promissory notes payable	242,750	-
Series 1 Convertible Preferred shares	460,400	10,400
Deferred tax liability	400,788	-
Related party advances	293,810	154,000
Accounts payable	7,646	25,820
Resident security deposits	12,040	-

Total Liabilities	2,521,736	190,220

Stockholders’ Deficit
Common Stock; Authorized 100,000,000 common shares, $0.001 par, 25,526,500 issued and outstanding on June 30, 2017 and December 31, 2016	25,527	25,527
Additional paid-in capital	102,123	102,123
Accumulated Deficit	(432,328)	(305,319)
Total Stockholders’ Deficit	(304,678)	(177,669)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,217,058	$12,551

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Interim Statements of Operations

(unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016

Rental Income	$40,086	$-	$40,086	$-

Expenses

General & administrative expenses	14,420	30,110	32,327	38,392
Consulting	32,800	-	60,100	-
Depreciation	20,144	-	20,144	-
Interest	13,387	-	13,387	-
Professional fees	11,050	13,375	27,550	30,707
Property taxes	6,676	-	6,676	-
Repairs and maintenance	3,801	-	3,801	-
Utilities	3,110	-	3,110	-
Operating Expenses	105,388	43,485	167,095	69,099

Net Loss for the Period	$(65,302)	$(43,485)	$(127,009)	$(69,099)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	25,526,500	25,426,500	25,526,500	25,182,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Interim Statements

of Cash Flows

(unaudited)

	Six-months ended June 30, 2017	Six-months ended June 30, 2016
OPERATING ACTIVITIES
Net loss	$(127,009)	$(69,099)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Accrued interest on promissory notes payable	3,588
Depreciation	20,144	-
Changes in operating assets and liabilities:
Deposits	-	(6,600)
Prepaid expenses	(482)	3,000
Accounts payable	(18,174)	589
Resident security deposits	(1,300)	-
Net cash used in Operating Activities	(123,233)	(72,110)

INVESTING ACTIVITIES
Cash acquired on the acquisition of Akebia Investments LLC and Zinnia Investments LLC	14,416	-
Net cash provided by Investing activities	14,416	-

FINANCING ACTIVITIES
Principal payments on promissory notes payable	(17,248)
Principal payments on mortgages	(5,364)	-
Related party advances	139,810	75,000
Net cash provided by Financing Activities	117,198	75,000

Net cash increase for period	8,381	2,890
Cash, at beginning of period	3,453	21,895

Cash, at end of period	$11,834	$24,785

Supplemental cash flow information:
Cash paid for interest	$9,799	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Notes to the Consolidated Interim Financial Statements

June 30, 2017

(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements of Hubilu Venture Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016 included in the Annual Report on Form 10-K filed with the SEC on June 30, 2017.

The consolidated financial statements include the accounts of the Company and those of its subsidiaries, which are wholly-owned or controlled by the Company.

The unaudited consolidated interim financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2017, and the results of operations and cash flows for the three months and six months ended June 30, 2017. It should be understood that accounting measures at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

NOTE 2 - NATURE OF BUSINESS AND ABILITY TO CONTINUE AS A GOING CONCERN

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

During the period ended June 30, 2017, the Company acquired two multi-residential rental properties by way of acquiring two limited liability companies (Notes 4 and 5).

The Company‘s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has net losses for the period from March 2, 2015 (inception) to June 30, 2017 of $432,328. The Company has not yet established sufficient revenues to cover its operating costs and allow it to continue as a going concern. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. Management intends to focus on raising additional funds either by way of debt or equity issuances in order to continue operations. The Company cannot provide any assurance or guarantee that it will be able to obtain additional financing or generate revenues sufficient to maintain operations. Potential investors must be aware if it is unable to raise additional funds through the sale of its common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at June 30, 2017.

Revenue Recognition

Management has determined that all of the Company’s leases with its various tenants are operating leases. Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.

Depreciation

The Company uses the straight-line method for depreciation and amortization. Buildings are depreciated over the estimated useful lives which the Company estimates to be 27-30 years.

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

Recent Accounting Pronouncement

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-1, “Business Combinations: Clarifying the Definition of a Business.” The pronouncement changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The pronouncement requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU No. 2017-1 effective April 1, 2017. For the period from January 1, 2017 through June 30, 2017, the Company acquired two properties for which it was concluded substantially all of the fair value of the assets acquired with each property acquisition was concentrated in a single identifiable asset and did not meet the definition of a business under ASU No. 2017-1. (Notes 4 and 5). Acquisition transaction costs associated with these property acquisitions were capitalized to real estate investments.

NOTE 4–ACQUISITION OF AKEBIA INVESTMENTS LLC.

On April 10, 2017, the Company completed its acquisition of all of the outstanding membership interests (the “Akebia Acquisition”) of Akebia Investments, LLC (“Akebia”) for $890,000 (the “Purchase Price”). Akebia’s sole asset is the real property located at 3711 South Western Avenue, Los Angeles, California (the “Akebia Property”). Under the terms of the Akebia Agreement, the Company’s consideration for the Purchase Price was: (1) a $710,000 All Inclusive Deed of Trust, secured by the Akebia Property and a promissory note (the “Akebia Note”), which bears interest at 6%, with $100,000 due in one (1) year and the balance due on August 1, 2019; and (2) 180,000 shares of the Company’s Series 1 Convertible Preferred Stock at an issuance price of $1.00 per share, for $180,000 (the “Akebia Preferred Stock”). After the $100,000 is paid off, the interest rate on the balance of the note will decrease to 4% principal and interest. The Akebia Preferred Stock is convertible into the Company’s common stock at the lesser of $0.50 per share or a 10% discount to the average closing price of our common stock for the five (5) days prior to the holders’ date of conversion. The Akebia Preferred Stock pays a 5% dividend in-kind, annually.

As the June 30, 2017, the balance owed on the Akebia Note was $99,170 including accrued interest of $1,466.

The Akebia Acquisition was accounted for as an asset acquisition with the purchase price allocated as follows:

Akebia Property	$1,078,030
Deferred taxes	(188,030)
890,000
Consideration:
Series 1 convertible preferred shares	180,000
Mortgage payable assumed	605,710
Promissory note payable	104,290
$890,000

NOTE 5–ACQUISITION OF ZINNIA INVESTMENTS LLC.

On April 10, 2017, the Company completed its acquisition of all the outstanding membership interests (the “Zinnia Acquisition”) of Zinnia Investments, LLC (“Zinnia”) for $925,000 (the “Purchase Price”). Zinnia’s sole asset is the real property located at 2909 South Catalina Street, Los Angeles, California (the “Zinnia Property”). The Purchase Price consisted of a: (1) a $655,000 All Inclusive Deed of Trust, secured by the Property, and a promissory note (the “Zinnia Note”), which bears interest at 6%, with $145,000 due in one (1) year and the balance due on in two (2) years; and (2) 270,000 share of the Company’s Series 1 Convertible Preferred Stock at an issuance price of $1.00 per share, for $270,000 (the “Zinnia Preferred Stock”). The interest rate on the Zinnia Note will decrease to the greater of 3.5%, principal and interest or the 11th District Cost of Funds Index plus 2.8% principal and interest, rounded up to the nearest 0.125% and adjusted every six (6) months starting the 1st day of month 6 following the $145,000 payoff, and adjusting every 6 months thereafter. The Zinnia Preferred Stock is convertible into the Company’s common stock at the lesser of $0.50 per share or a 10% discount to the average closing price of our common stock for the five (5) days prior to the holders’ date of conversion. The Zinnia Preferred Stock pays a 5% dividend in-kind, annually.

As the June 30, 2017, the balance owed on the Zinnia Note was $143,580 including accrued interest of $2,122.

The Zinnia Acquisition was accounted for as an asset acquisition with the purchase price allocated as follows:

Zinnia Property	$1,137,758
Deferred taxes	(212,758)
925,000
Consideration:
Series 1 convertible preferred shares	270,000
Mortgage payable assumed	503,956
Promissory note payable	151,044
$925,000

NOTE 6 – MORTGAGES PAYABLE

As at June 30, 2017, the Company’s mortgages payable are summarized as follows:

	Akebia Property	Zinnia Property

Remaining principal balance	$602,970	$501,332
Monthly payment (principal and interest)	2,904	2,185
Stated interest rate	3.95%	3.125%
Maturity date	August 1, 2021	July 25, 2021

In connection with the Company’s acquisition of Akebia Investments LLC and Zinnia Investments LLC (Notes 4 and 5), the Company issued All Inclusive Deeds of Trust that included the mortgages payable on the Akebia Property and the Zinnia Property. As at the acquisition date, the Company assumed the mortgage payable on the Akebia Property having a principal balance of $605,710 and assumed the mortgage payable on the Zinnia property having a principal balance of $503,956.

For the period from the April 10, 2017 to June 30, 2017, the Company made principal payments totaling $5,364 on the mortgages payable.

NOTE 7–SERIES 1 CONVERTIBLE PREFERRED SHARES

The Company has authorized and designated 2,000,000 shares of Series 1 convertible preferred stock (the “Preferred Stock”). In September 2016, the Company issued 10,400 shares of Preferred Stock at an issuance price of $1.00 per share, for gross proceeds of $10,400 and in April 2017, the Company issued 450,000 shares of Preferred Stock in connection with the Akebia and Zinnia Acquisitions. (Notes 4 and 5).

The Preferred Stock has the following rights and privileges:

Voting – The holders of the Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of Preferred Stock could be converted.

Change – Each share of Preferred Stock, is convertible at the option of the holder, into shares of common stock, at the lesser of $0.50 per share or a ten percent (10%) discount to the average closing bid price of the common stock 5 days prior to the notice of conversion. The Preferred Stock is also subject to certain adjustments for dilution, if any, resulting from future stock issuances, including for any subsequent issuance of common stock at a price per share less than that paid by the holders of the Preferred Stock.

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

The Preferred Stock matures on September 30, 2019.

The predominant settlement obligation of the Series 1 Convertible Preferred shares was considered to be the issuance of a variable number of shares to settle a fixed monetary amount. Thus, these shares are scoped into the guidance of ASC 480-10 and are accounted for as a liability as at June 30, 2017.

NOTE 8–RELATED PARTY TRANSACTIONS

Jacaranda Investments, Inc., the Company’s majority shareholder, who owns 98.32% of the common stock, has agreed to provide additional working capital to the Company. As at June 2017, Jacaranda Investments, Inc. has advanced the Company $293,810. These advances are unsecured and do not carry an interest rate or repayment terms.

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

Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our future products, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

●	the risks of a start-up company;
●	management’s plans, objectives and budgets for its future operations and future economic performance;
●	capital budget and future capital requirements;
●	meeting future capital needs;
●	our dependence on management and the need to recruit additional personnel;
●	limited trading for our common stock, if listed or quoted
●	the level of future expenditures;
●	impact of recent accounting pronouncements;
●	the outcome of regulatory and litigation matters; and
●	the assumptions described in this report underlying such forward-looking statements. Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:
●	those described in the context of such forward-looking statements;
●	the impact of competitive products and pricing;
●	the political, social and economic climate in which we conduct operations; and
●	the risk factors described in other documents and reports filed with the Securities and Exchange Commission, including our Registration Statement on Form S-1 (SEC File No. 333-204347).

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

In this Quarterly Report on Form 10-Q, “Company,” “the Company,” “us,” and “our” refer to Hubilu Venture Corporation, a Delaware corporation, unless the context requires otherwise. We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three-months and six-months ended June 30, 2017 and 2016, respectively. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

On August 18, 2016, we entered into a purchase contract (the Zinnia Agreement”) with Zinnia Investments, LLC (“Zinnia”), a Wyoming limited liability company, which was 100% owned by Esteban Coaloa. On January 3, 2017, Zinnia amended its operating agreement to admit Jacaranda Investments, Inc. (“Jacaranda”) as a 45% member and the Marisol Trust, Lorenzo Soria, as Trustee, as a 10% member. On January 3, 2017, all of the members of Zinnia approved the sale of Zinnia to us. Jacaranda is 100% owned by our Chairman and CEO and Esteban Coaloa is our Vice President. Under the terms of the Zinnia Agreement, we will acquire 100% of the membership interests of Zinnia for $925,000 (the “Purchase Price”). Zinnia’s sole asset is the real property located at 2909 South Catalina Street, Los Angeles, California (the “Property”). Under the terms of the Zinnia Agreement, our consideration for the Purchase Price is: (1) a $655,000 All Inclusive Deed of Trust, secured by the Property, and a promissory note (the “Note”), which bears interest at 6%, with $145,000 due in one (1) year and the balance due on in two (2) years; and (2) 270,000 share of our Series 1 Convertible Preferred Stock at an issuance price of $1.00 per share, for $270,000 (the “Zinnia Preferred Stock”). The interest rate on the Note will decrease to the greater of 3.5%, principal and interest or the 11th District Cost of Funds Index plus 2.8% principal and interest, rounded up to the nearest 0.125% and adjusted every six (6) months starting the 1st day of month 6 following the $145,000 payoff, and adjusting every 6 months thereafter. The Zinnia Preferred Stock is convertible into our common stock at the lesser of $0.50 per share or a 10% discount to the average closing price of our common stock for the five (5) days prior to the holders’ date of conversion. The Zinnia Preferred Stock pays a 5% dividend in-kind, annually. Under the terms of the Zinnia Agreement, the closing was subject to our verification of title, rental income and our satisfaction with the completion and results of Zinnia’s audited financial statements. On April 10, 2017, we closed the acquisition of Zinnia.

On September 26, 2016, we entered into a purchase contract (the Akebia Agreement”) with Akebia Investments, LLC (“Akebia”), a Wyoming limited liability company, which was 100% owned by Esteban Coaloa. On January 2, 2017, Akebia amended its operating agreement and admitted Jacaranda as a 90% member. On January 2, 2017, all of the members of Akebia approved the sale to us. Jacaranda and Esteban Coaloa are related parties as described above. We agreed to acquire 100% of the membership interests of Akebia for $890,000 (the “Purchase Price”). Akebia’s sole asset is the real property located at 3711 South Western Avenue, Los Angeles, California (the “Akebia Property”). The terms of the Akebia Agreement, our consideration for the Purchase Price is: (1) a $710,000 All Inclusive Deed of Trust, secured by the Akebia Property and a promissory note (the “Akebia Note”), which bears interest at 6%, with $100,000 due in one (1) year and the balance due on August 1, 2019; and (2) 180,000 shares of our Series 1 Convertible Preferred Stock at an issuance price of $1.00 per share, for $180,000 (the “Akebia Preferred Stock”). After the $100,000 is paid off, the interest rate on the balance of the note will decrease to 4% principal and interest. The Akebia Preferred Stock is convertible into our common stock at the lesser of $0.50 per share or a 10% discount to the average closing price of our common stock for the five (5) days prior to the holders’ date of conversion. The Akebia Preferred Stock pays a 5% dividend in-kind, annually. Under the terms of the Akebia Agreement, the closing was subject to our verification of title, rental income and our satisfaction with the completion and results of Akebia’s audited financial statements. On April 10, 2017, we closed the acquisition of Akebia.

Our mission statement is Strategic Growth through Smart Ventures, which is designed to focus us on real estate opportunities that we believe are recession proof and have limited downside risk, while offering high upside potential in equity appreciation and cash flow. We will also continue to assist investors and professionals in the early stage analysis of market opportunities and the evaluation of properties prior to them committing capital for the purchase or the leasing of real estate properties. For our consulting services, we are focusing our marketing efforts in the commercial markets; however, we are also looking at residential and income producing markets. We are using the Internet as well as the services of independent sales consultants to market our services to investors and professionals in Southern California with our primary efforts focused in Beverly Hills and Los Angeles near the University of Southern California campus. Our real estate acquisitions division will actively be pursuing real estate acquisitions near the University of Southern California campus. We have had limited consulting operations and have limited financial resources. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company’s lack of business operations and early losses raise substantial doubt about our ability to continue as a going concern.” Our operations from March 2015 to June 2015 were devoted primarily to start-up, development and operational activities, which included:

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

In September 2016, appointed four new officers to the company:

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

As of June 30, 2017, we had $11,834. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements with loans from our shareholders or additional equity financing from related or third parties. The additional equity financings will likely be in the form of private placements of common stock. As of June 30, 2017, the Company has borrowed $293,810 from its majority shareholder.

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

Subsequent to our acquisitions of Akebia Investments, LLC and Zinnia Investments, LLC, in April 2017, we are evaluating other acquisition opportunities.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months and six months ended June 30, 2017 and 2016, respectively, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenues. Our revenues increased $40,086, or 100.0%, to $40,086 for the three months ended June 30, 2017 compared to $0 for the comparable period in 2016. The increase in revenues is due to our acquisition of two rental properties.

Operating expenses. Operating expenses include general and administrative expenses as well as the other expenses listed below. In total, operating expenses increased $58,315, or 134.10%, to $101,800 for the three months ended June 30, 2017 compared to $43,485 for the comparable period in 2016. The components of operating expenses are discussed below.

	June 30, 2017	June 30, 2016	Amount of Increase (decrease)
General & administrative expenses	$14,420	$30,110	$(15,690)
Consulting	32,800	-	32,800
Depreciation	20,144	-	20,144
Interest	13,387	-	13,387
Professional fees	11,050	13,375	(2,325)
Property taxes	6,676	-	6,676
Repairs and maintenance	3,801	-	3,801
Utilities	3,110	-	3,110
Total operating expenses	$105,388	$43,485	$61,903

General and administrative expenses decreased $15,690, or 52.11%, to $14,420 for the three months ended June 30, 2017 compared to $30,110 for the comparable period in 2016. The decrease is primarily due to a decrease in computer and internet expenses as well as business and licenses expenses.

Consulting expenses increased $32,800 to $32,800 for the three months ended June 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the use of various social media and marketing consultants in 2017.

Depreciation expense increased $20,144 to $20,144 for the three months ended June 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the acquisition of our two rental properties.

Interest expense increased $13,387 to $13,387 for the three months ended June 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the mortgages payable acquired with the acquisition of our two rental properties in addition to the issuance of interest bearing promissory notes to the members of the acquired limited liability companies.

Professional fees decreased $2,325, or 33.80%, to $11,050 for the three months ended June 30, 2017 compared to $13,375 for the comparable period in 2016. The decrease is primarily due to a decrease in accounting fees.

Property tax expense increased $6,676 to $6,676 for the three months ended June 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the acquisition of our two rental properties.

Repairs and maintenance expense increased $3,801 to $3,801 for the three months ended June 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the acquisition of our two rental properties.

Utilities expense increased $3,110 to $3,110 for the three months ended June 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the acquisition of our two rental properties.

Net loss. Our net loss increased $21,817, or 50.17%, to $65,302 for the three months ended June 30, 2017 compared to $43,485 for the comparable period in 2016. The increase is attributable to the expenses discussed above.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Revenues. .. Our revenues increased $40,086, or 100.0%, to $40,086 for the three months ended June 30, 2017 compared to $0 for the comparable period in 2016. The increase in revenues is due to our acquisition of two rental properties.

Operating expenses. Operating expenses include general and administrative expenses as well as the other expenses listed below. In total, operating expenses increased $94,408, or 136.63%, to $163,507 for the six months ended June 30, 2017 compared to $69,099 for the comparable period in 2016. The components of operating expenses are discussed below.

	June 30, 2017	June 30, 2016	Amount of Increase (decrease)
General & administrative expenses	$32,327	$38,392	$(6,065)
Consulting	60,100	-	32,800
Depreciation	20,144	-	20,144
Interest	13,387	-	13,387
Professional fees	27,550	30,707	(3,157)
Property taxes	6,676	-	6,676
Repairs and maintenance	3,801	-	3,801
Utilities	3,110	-	3,110
Total operating expenses	$167,095	$69,099	$97,996

General and administrative expenses decreased $6,065, or 15.80%, to $32,335 for the six months ended June 30, 2017 compared to $38,392 for the comparable period in 2016. The decrease is primarily due to a decrease in computer and internet expenses.

Consulting expenses increased $60,100 to $60,100 for the six months ended June 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the use of various social media and marketing consultants in 2017.

Depreciation expense increased $20,144 to $20,144 for the six months ended June 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the acquisition of our two rental properties.

Interest expense increased $13,387 to $13,387 for the six months ended June 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the acquisition of our two rental properties in addition to the issuance of interest bearing promissory notes to the members of the acquired limited liability companies.

Professional fees decreased $3,157, or 10.80%, to $27,550 for the six months ended June 30, 2017 compared to $30,707 for the comparable period in 2016. The decrease is primarily due to a decrease in accounting fees.

Property tax expense increased $6,676 to $6,676 for the six months ended June 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the acquisition of our two rental properties.

Repairs and maintenance expense increased $3,801 to $3,801 for the six months ended June 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the acquisition of our two rental properties.

Utilities expense increased $3,110 to $3,110 for the six months ended June 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the acquisition of our two rental properties.

Net loss. Our net loss increased $57,910, or 83.81%, to $127,009 for the six months ended June 30, 2017 compared to $69,099 for the comparable period in 2016. The increase is attributable to the expenses discussed above.

Liquidity and Capital Resources. For the six months ended June 30, 2017, we borrowed $139,810 from our majority shareholder, which it advanced to us interest free. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $2,217,058 as of June 30, 2017, consisting of $2,195,644 in real estate investments, $11,834 in cash, $6,600 in deposits and $2,980 in prepaid expenses.

Our total liabilities are $2,521,736 as of June 30, 2017.

As of June 30, 2017, our total stockholders’ deficit was $304,678 and our accumulated deficit was $432,328..

We had $123,233 in net cash used in operating activities for the six months ended June 30, 2017, which included $127,009 in net loss, which amount was decreased by $20,144 in depreciation expense and $3,588 in accrued interest and increased by $482 in prepaid expenses, $18,174 in accounts payable and $1,300 in resident security deposits.

We had cash of $14,416 provided by investing activities for the six months ended June 30, 2017 arising from cash acquired from our acquisitions of Akebia Investments LLC and Zinnia Investments LLC.

We had $117,198 in cash provided by financing activities for the six months ended June 30, 2017, which was due to $139,810 in related party advances, which was offset by $5,363 in principal mortgage payments and $17,248 in promissory note payables.

The Company has $1,104,302 of mortgages payable and $242,750 in promissory notes payable as of June 30, 2017. It also has $460,400 in Series 1 Convertible Preferred shares, $400,788 in deferred taxes, $293,810 in related party advances, $7,646 in accounts payable and $12,040 in resident security deposits.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended June 30, 2017.

Plan of Operation

Our plan of operations, now that we have completed our registration statement and obtained our symbol, is as follows:

Expand and Enhance Our Website

Time Frame: 1st to 3rd months.

Material costs: $6,000 to $7,000.

We intend to further develop and enhance our website. Our sole director and president, David Behrend, will be in charge of overseeing the further development and expansion of our website and the consulting and advisory services we intend to offer. We hired a web designer to help us with the development and functionality of the website and intend to continue to enhance it. We do not have any written agreements with any web designers at current time. The website expansion costs, including site upgrade will be approximately $6,000 to $7,000. Updating and improving our website will continue throughout the lifetime of our operations.

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

Commence Marketing Campaign

Time Frame: Immediately.

Material costs: $20,000 - $25,000.

We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We also plan to attend trade shows in real estate and consulting to showcase our services with a view to find new customers. We believe that we should begin to see results from our marketing campaign within 120 days from its initiation. We also will use Internet promotion tools on real estate and consulting websites as well as on Facebook and Twitter to advertise our services. We intend to spend from $20,000 - $25,000 on marketing efforts during the next year. Marketing is an ongoing matter that will continue during the life of our operations. Our campaign will consist of soliciting clients by offering to provide investment opportunities and real estate consulting services to clients..

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

We believe the following is among the most critical accounting policies that impact our financial statements: We evaluate impairment of our long-lived assets by applying the provisions of ASC 360. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the six-months ended June 30, 2017.

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

(b)	Changes in Internal Controls Over Financial Reporting

During the three-month period ended June 30, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

August 21, 2017	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

