Form 10-Q
period 2017-09-30
Hubilu Venture Corp
filed 2017-11-17
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 333-204347

Hubilu Venture Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-3342387
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

205 South Beverly Drive, Suite 205
Beverly Hills, CA (Address of Principal Executive Offices)	90212 (Zip Code)

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2017, the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 25,526,500.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Consolidated Interim Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)

ASSETS

Real estate investments	$2,215,788	$-
Less: accumulated depreciation	(40,287)
Net real estate investments	2,175,501
Cash	5,886	3,453
Deposits	6,600	6,600
Prepaid expenses	3,680	2,498

TOTAL ASSETS	$2,191,667	$12,551

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:

Property indebtedness	$1,098,891	$-
Promissory notes payable	233,652	-
Series 1 Convertible Preferred shares	460,400	10,400
Deferred tax liability	400,788	-
Related party advances	356,220	154,000
Accounts payable	3,419	25,820
Resident security deposits	10,940	-

Total Liabilities	2,564,310	190,220

Stockholders’ Deficit
Common Stock; Authorized 100,000,000 common shares, $0.001 par, 25,526,500 issued and outstanding on September 30, 2017 and December 31, 2016	25,527	25,527
Additional paid-in capital	102,123	102,123
Accumulated Deficit	(500,293)	(305,319)
Total Stockholders’ Deficit	(372,643)	(177,669)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,191,667	$12,551

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Interim Statements of Operations

(unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016

Rental income	$33,501	$-	$73,587	$-
Consulting income	-	-	-	1,800

	33,501	-	73,587	1,800

Expenses

General & administrative expenses	14,774	28,131	33,801	57,118
Consulting	27,615	22,831	87,715	23,931
Depreciation	20,143	-	40,287	-
Interest	16,113	-	29,500	-
Professional fees	3,447	17,805	30,997	48,512
Property taxes	149	-	6,825	-
Rent	7,200	6,600	20,500	14,904
Repairs and maintenance	8,812	-	12,613	-
Utilities	3,213	-	6,323	-
Operating Expenses	101,466	75,367	268,561	146,265

Net Loss for the Period	$(67,965)	$(75,367)	$(194,794)	$(144,465)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic	25,526,500	25,426,500	25,526,500	25,426,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Interim Statements of Cash Flows

(unaudited)

	Nine-months ended September 30, 2017	Nine-months ended September 30, 2016
OPERATING ACTIVITIES
Net loss	$(194,974)	$(144,465)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Depreciation	40,287	-
Changes in operating assets and liabilities:
Deposits	,	(6,600)
Prepaid expenses	(1,182)	(1,500)
Accounts payable	(22,401)	14,998
Derivative liability	-	8,627
Resident security deposits	(2,400)	-
Net cash used in Operating Activities	(180,670)	(128,940)

INVESTING ACTIVITIES
Cash acquired on the acquisition of Akebia Investments LLC and Zinnia Investments LLC	14,918	-
Net cash provided by Investing Activities	14,918	-

FINANCING ACTIVITIES
Issuance of preferred stock	-	10,400
Principal payments on mortgages	(10,775)	-
Principal payments on promissory note payable	(23,000)	-
Related party advances	201,960	100,000

Net cash provided by Financing Activities	168,185	110,400

Net cash increase (decrease) for period	2,433	(18,540)
Cash, at beginning of period	3,453	21,895

Cash, at end of period	$5,886	$3,355

Non-cash investing and financing activities:

Mortgages assumed on acquisition of limited liability companies	$1,109,667	$-
Issuance of Series 1 convertible preferred shares	$450,000	$-
Issuance of Promissory Notes payable	$255,333	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Notes to the Consolidated Interim Financial Statements

September 30, 2017

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

The unaudited consolidated interim financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2017, and the results of operations and cash flows for the three months and nine months ended September 30, 2017. It should be understood that accounting measures at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

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

During the period ended September 30, 2017, the Company acquired two multi-residential rental properties by way of acquiring two limited liability companies (Notes 4 and 5).

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $500,293 as at September 30, 2017. The Company has not yet established sufficient revenues to cover its operating costs and allow it to continue as a going concern. The Company expects to continue to incur operating losses and net cash outflows until such time as it generates a level of revenue to support its cost structure. There is no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at September 30, 2017.

Revenue Recognition

Management has determined that all of the Company’s leases with its various tenants are operating leases. Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances, in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed, and possession or control of the space is turned over to the tenant.

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

Recent Accounting Pronouncement

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-1, “Business Combinations: Clarifying the Definition of a Business.” The pronouncement changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The pronouncement requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU No. 2017-1 effective April 1, 2017. For the period from January 1, 2017 through September 30, 2017, the Company acquired two properties for which it was concluded substantially all of the fair value of the assets acquired with each property acquisition was concentrated in a single identifiable asset and did not meet the definition of a business under ASU No. 2017-1. (Notes 4 and 5). Acquisition transaction costs associated with these property acquisitions were capitalized to real estate investments.

NOTE 4–ACQUISITION OF AKEBIA INVESTMENTS LLC.

On April 10, 2017, the Company completed its acquisition of all of the outstanding membership interests (the “Akebia Acquisition”) of Akebia Investments, LLC (“Akebia”) for $890,000 (the “Purchase Price”). Akebia’s sole asset is the real property located at 3711 South Western Avenue, Los Angeles, California (the “Akebia Property”). Under the terms of the Akebia Agreement, the Company’s consideration for the Purchase Price was: (1) a $710,000 All Inclusive Deed of Trust, secured by the Akebia Property and a promissory note (the “Akebia Note”), which bears interest at 6%, with $100,000 due in one (1) year and the balance due on August 1, 2019; and (2) 180,000 shares of the Company’s Series 1 Convertible Preferred Stock at an issuance price of $1.00 per share, for $180,000 (the “Akebia Preferred Stock”). After the $100,000 is paid off, the interest rate on the balance of the note will decrease to 4% principal and interest. The Akebia Preferred Stock is convertible into the Company’s common stock at the lesser of $0.50 per share or a 10% discount to the average closing price of the Company’s common stock for the five (5) days prior to the holders’ date of conversion. The Akebia Preferred Stock pays a 5% dividend in-kind, annually.

As the September 30, 2017, the balance owed on the Akebia Note was $100,012.

The Akebia Acquisition was accounted for as an asset acquisition with the purchase price allocated as follows:

Akebia Property	$1,078,030
Deferred taxes	(188,030)
890,000
Consideration:
Series 1 convertible preferred shares	180,000
Mortgage payable assumed	605,710
Promissory note payable	104,290
$890,000

NOTE 5–ACQUISITION OF ZINNIA INVESTMENTS LLC.

On April 10, 2017, the Company completed its acquisition of all the outstanding membership interests (the “Zinnia Acquisition”) of Zinnia Investments, LLC (“Zinnia”) for $925,000 (the “Purchase Price”). Zinnia’s sole asset is the real property located at 2909 South Catalina Street, Los Angeles, California (the “Zinnia Property”). The Purchase Price consisted of a: (1) a $655,000 All Inclusive Deed of Trust, secured by the Property, and a promissory note (the “Zinnia Note”), which bears interest at 6%, with $145,000 due in one (1) year and the balance due on in two (2) years; and (2) 270,000 share of the Company’s Series 1 Convertible Preferred Stock at an issuance price of $1.00 per share, for $270,000 (the “Zinnia Preferred Stock”). The interest rate on the Zinnia Note will decrease to the greater of 3.5%, principal and interest or the 11th District Cost of Funds Index plus 2.8% principal and interest, rounded up to the nearest 0.125% and adjusted every six (6) months starting the 1st day of month 6 following the $145,000 payoff, and adjusting every 6 months thereafter. The Zinnia Preferred Stock is convertible into the Company’s common stock at the lesser of $0.50 per share or a 10% discount to the average closing price of the Company’s common stock for the five (5) days prior to the holders’ date of conversion. The Zinnia Preferred Stock pays a 5% dividend in-kind, annually.

As the September 30, 2017, the balance owed on the Zinnia Note was $133,640.

The Zinnia Acquisition was accounted for as an asset acquisition with the purchase price allocated as follows:

Zinnia Property	$1,137,758
Deferred taxes	(212,758)
925,000
Consideration:
Series 1 convertible preferred shares	270,000
Mortgage payable assumed	503,956
Promissory note payable	151,044
$925,000

NOTE 6 – MORTGAGES PAYABLE

As of September 30, 2017, the Company’s mortgages payable is summarized as follows:

	Akebia Property	Zinnia Property

Remaining principal balance	$600,203	$498,688
Monthly payment (principal and interest)	2,904	2,185
Stated interest rate	3.95%	3.125%
Maturity date	August 1, 2021	July 25, 2021

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

For the period from the April 10, 2017 to September 30, 2017, the Company made principal payments totaling $10,775 on the mortgages payable.

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

The Preferred Stock matures on September 30, 2019.

The predominant settlement obligation of the Series 1 Convertible Preferred shares was considered to be the issuance of a variable number of shares to settle a fixed monetary amount. Thus, these shares are scoped into the guidance of ASC 480-10 and are accounted for as a liability as at September 30, 2017.

NOTE 8–RELATED PARTY TRANSACTIONS

Jacaranda Investments, Inc., the Company’s majority shareholder, who owns 98.32% of the common stock, has agreed to provide additional working capital to the Company. As at September 2017, Jacaranda Investments, Inc. has advanced the Company $356,220. These advances are unsecured and do not carry an interest rate or repayment terms.

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

In this Quarterly Report on Form 10-Q, “Company,” “the Company,” “us,” and “our” refer to Hubilu Venture Corporation, a Delaware corporation, unless the context requires otherwise. We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three-months and nine-months ended September 30, 2017 and 2016, respectively. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

Commencing in June 2015, we engaged our first client, 112 South Eucalyptus Avenue, LLC, which has a related party shareholder, to assist it in evaluating the best use of its property. We also negotiated with Camden Realty Group, a real estate brokerage firm, to provide consulting services to it and to have it provide brokerage services to our clients.

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

On November 4, 2017, Stefano Coaloa, passed away. We will be looking to hire a vice president of real estate development in the near future.

In addition to executing two purchase contracts and expanding our staff, we updated and launched our website and began marketing the company on various social media platforms including LinkedIn, Twitter, and Facebook.

As of September 30, 2017, we had $5,886 in cash. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements with loans from our shareholders or additional equity financing from related or third parties. The additional equity financings will likely be in the form of private placements of common stock. As of September 30, 2017, the Company has borrowed $356,220 from its majority shareholder.

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

In April 2017, subsequent to our acquisitions of Akebia Investments, LLC and Zinnia Investments, LLC, we began evaluating other acquisition opportunities.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months and nine months ended September 30, 2017 and 2016, respectively, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenues. Our revenues increased $33,501, or 100.0%, to $33,501 for the three months ended September 30, 2017 compared to $0 for the comparable period in 2016. The increase in revenues is due to our acquisition of two rental properties.

Operating expenses. Operating expenses include general and administrative expenses as well as the other expenses listed below. In total, operating expenses increased $26,101, or 34.63%, to $101,466 for the three months ended September 30, 2017 compared to $75,367 for the comparable period in 2016. The components of operating expenses are discussed below.

	September 30, 2017	September 30, 2016	Amount of increase (decrease)
General & administrative expenses	$14,774	$28,131	$(13,357)
Consulting	27,615	22,831	4,784
Depreciation	20,143	-	20,143
Interest	16,113	-	16,113
Professional fees	3,447	17,805	(14,358)
Property taxes	149	-	149
Rent	7,200	6,600	600
Repairs and maintenance	8,812	-	8,812
Utilities	3,213	-	3,213
Total operating expenses	$101,466	$75,367	$26,099

General and administrative expenses decreased $13,357, or 47.48%, to $14,774 for the three months ended September 30, 2017 compared to $28,131 for the comparable period in 2016. The decrease is primarily due to a decrease in computer and internet expenses as well as business and licenses expenses.

Consulting expenses increased $4,784, or 20.95%, to $27,615 for the three months ended September 30, 2017 compared to $22,831 for the comparable period in 2016. The increase is due to the use of various social media and marketing consultants in 2017.

Depreciation expense increased $20,143 to $20,143 for the three months ended September 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the acquisition of our two rental properties.

Interest expense increased $16,113 to $16,113 for the three months ended September 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the mortgages payable acquired with the acquisition of our two rental properties in addition to the issuance of interest bearing promissory notes to the members of the acquired limited liability companies.

Professional fees decreased $14,358, or 80.64%, to $3,447 for the three months ended September 30, 2017 compared to $17,805 for the comparable period in 2016. The decrease is primarily due to a decrease in accounting fees.

Property tax expense increased $149 to $149 for the three months ended September 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the acquisition of our two rental properties.

Rent expense increased $600, or 9.09%, to $7,200 for the three months ended September 30, 2017 compared to $6,600 for the comparable period in 2016. The increase is due to the increase in rent under the Company’s office lease.

Repairs and maintenance expense increased $8,812 to $8,812 for the three months ended September 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the acquisition of our two rental properties.

Utilities expense increased $3,213 to $3,213 for the three months ended September 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the acquisition of our two rental properties.

Net loss. Our net loss decreased $7,402, or 9.82%, to $67,965 for the three months ended September 30, 2017 compared to $75,367 for the comparable period in 2016. The decrease is attributable to the increase in rental income offset by the increase in the operating expenses discussed above.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenues. Our revenues increased $73,587 to $73,587 for the nine months ended September 30, 2017 compared to $0 for the comparable period in 2016. The increase in revenues is due to our acquisition of two rental properties.

Operating expenses. Operating expenses include general and administrative expenses as well as the other expenses listed below. In total, operating expenses increased $124,098, or 85.90%, to $268,563 for the nine months ended September 30, 2017 compared to $144,465 for the comparable period in 2016. The components of operating expenses are discussed below.

	September 30, 2017	September 30, 2016	Amount of increase (decrease)
General & administrative expenses	$33,801	$57,118	$(23,317)
Consulting	87,715	23,931	63,784
Depreciation	40,287	-	40,287
Interest	29,500	-	29,500
Professional fees	30,997	48,512	(17,515)
Property taxes	6,825	-	6,825
Rent	20,500	14,904	5,596
Repairs and maintenance	12,613	-	12,613
Utilities	6,323	-	6,323
Total operating expenses	$268,561	$144,465	$124,096

General and administrative expenses decreased $23,317, or 40.82%, to $33,801 for the nine months ended September 30, 2017 compared to $57,118 for the comparable period in 2016. The decrease is primarily due to a decrease in computer and internet expenses.

Consulting expenses increased $63,784, or 266.53%, to $87,715 for the nine months ended September 30, 2017 compared to $23,931 for the comparable period in 2016. The increase is due to the use of various social media and marketing consultants in 2017.

Depreciation expense increased $40,287 to $40,287 for the nine months ended September 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the acquisition of our two rental properties.

Interest expense increased $29,500 to $29,500 for the nine months ended September 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the acquisition of our two rental properties in addition to the issuance of interest bearing promissory notes to the members of the acquired limited liability companies.

Professional fees decreased $17,515, or 36.10%, to $30,997 for the nine months ended September 30, 2017 compared to $48,512 for the comparable period in 2016. The decrease is primarily due to a decrease in accounting fees.

Property tax expense increased $6,825 to $6,825 for the nine months ended September 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the acquisition of our two rental properties.

Rent expense increased $5,596, or 37.55%, to $20,500 for the nine months ended September 30, 2017 compared to $14,904 for the comparable period in 2016. The increase is due to the increase in rent under the Company’s office lease.

Repairs and maintenance expense increased $12,613 to $12,613 for the nine months ended September 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the acquisition of our two rental properties.

Utilities expense increased $6,323 to $6,323 for the nine months ended September 30, 2017 compared to $0 for the comparable period in 2016. The increase is due to the acquisition of our two rental properties.

Net loss. Our net loss increased $50,509, or 34.96%, to $194,974 for the nine months ended September 30, 2017 compared to $144,465 for the comparable period in 2016. The increase is attributable to the expenses discussed above.

Liquidity and Capital Resources. For the nine months ended September 30, 2017, we borrowed $201,960 from our majority shareholder, which it advanced to us interest free. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $2,191,667 as of September 30, 2017, consisting of $2,175,501 in real estate investments, $5,886 in cash, $6,600 in deposits and $3,680 in prepaid expenses.

Our total liabilities are $2,564,310 as of September 30, 2017.

As of September 30, 2017, our accumulated deficit was $500,293 and our stockholders’ deficit was $372,643.

We had $180,670 in net cash used in operating activities for the nine months ended September 30, 2017, which included $194,974 in net loss, which amount was decreased by $40,287 in depreciation expense and increased by $1,182 in prepaid expenses, $22,401 in accounts payable and $2,400 in resident security deposits.

We had $14,918 in cash provided by investing activities for the nine months ended September 30, 2017 due to the cash acquired on the acquisition of the two limited liability companies, which each own a real estate asset.

We had $168,185 in cash provided by financing activities for the nine months ended September 30, 2017, which was due to $201,960 in related party advances, which was offset by $10,775 in principal mortgage payments and $23,000 in promissory notes payable.

The Company has $1,098,891 of mortgages payable and $233,652 in promissory notes payable as of September 30, 2017. It also has $460,400 in Series 1 Convertible Preferred shares, $400,788 in deferred taxes, $356,220 in related party advances, $3,419 in accounts payable and $10,940 in resident security deposits.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended September 30, 2017.

Plan of Operation

Our plan of operations, now that we have completed our registration statement and obtained our symbol, is as follows:

Expand and Enhance Our Website

Time Frame: 1st to 3rd months.

Material costs: $2,000 to $3,000.

We intend to further develop and enhance our website. Our Vice President – Investor Relations, Tracy Black, will be in charge of overseeing the further development and expansion of our website and the consulting and advisory services we intend to offer. We hired a web designer to help us with the development and functionality of the website and intend to continue to enhance it. We do not have any written agreements with any web designers at current time. The website expansion costs, including site upgrade will be approximately $2,000 to $3,000. Updating and improving our website will continue throughout the lifetime of our operations.

Negotiate agreements with potential referral sources and clients

Time Frame: Ongoing

No material costs.

Now that our website is operational, we have contacted and started negotiations with potential clients and referral sources. In June 2015, we engaged our first client. We will negotiate terms and conditions of collaboration. At the beginning, we plan to focus primarily on local advisors such as attorneys, accountants, insurance agents, title officers and financial planners. We do not expect to compensate any referral sources and will offer reciprocal referrals to any source that is willing to refer us clients; however, we may decide to compensate referral sources on a case-by-case basis. Then we plan to expand our target market to other service providers and investment professionals such as investment bankers. This activity will be ongoing throughout our operations. Even though the negotiation with potential customers and referral sources will be ongoing during the life of our operations, we cannot guarantee that we will be able to find successful agreements, in which case our business may fail, and we will have to cease our operations. We do not expect to enter into formal written agreements with our referral sources and intend for these agreements to be oral. We intend to enter into real estate consulting agreements with our clients that will set forth the scope of services we agree to with these clients and provide for the hourly or flat rate billing arrangements.

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

Marketing Campaign

Time Frame: Immediately.

Material costs: $10,000 - $15,000.

We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We also plan to attend trade shows in real estate and consulting to showcase our services with a view to find new customers. We believe that we should begin to see results from our marketing campaign within 120 days from its initiation. We also will use Internet promotion tools on real estate and consulting websites as well as on Facebook and Twitter to advertise our services. We intend to spend from $10,000 - $15,000 on marketing efforts during the next year. Marketing is an ongoing matter that will continue during the life of our operations. Our campaign will consist of soliciting clients by offering to provide investment opportunities and real estate consulting services to clients.

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

David Behrend, our president, will be devoting 40 hours per week to our operations. Mr. Behrend is a California licensed real estate broker and has orally agreed to limit his responsibilities of providing brokerage services to customers that do not require consulting services outside of the time he devotes to our operations.

Estimated Expenses for the Next Twelve Months

The following provides an overview of our estimated expenses to fund our plan of operation for the next twelve months. We estimate these expenses to be approximately $100,000 as follow:

Description	Expenses

SEC reporting and compliance	$5,000
Website expansion	$2,000 to $3,000
Marketing and advertising	$10,000 to 15,000
Legal and accounting	$35,000
Advances to independent contractors	$11,500 to 14,000
Other expenses	25,000

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

We believe the following is among the most critical accounting policies that impact our financial statements: We evaluate impairment of our long-lived assets by applying the provisions of ASC 360. In applying those provisions, we have not recognized any impairment charge on our long-lived assets during the three-months ended September 30, 2017.

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

(b) Changes in Internal Controls Over Financial Reporting

During the three-month period ended September 30, 2017, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

November 17, 2017	/s/ David Behrend
David Behrend Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

