Form 10-K
period 2017-12-31
Hubilu Venture Corp
filed 2018-05-16
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 000-55611

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]  No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017 was $42,600.

The number of shares of the registrant’s common stock issued and outstanding as of May 15, 2018 was 25,730,500.

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

PART I

Item 1. Description of Business.

Organization

We were incorporated in the State of Delaware as a for-profit company on March 2, 2015 and established a fiscal year end of December 31. On March 4, 2015, we filed a Certificate of Correction to the Certificate of Incorporation to correct our name to Hubilu Venture Corporation from Hubilu Venture Corp. On March 5, 2015, our incorporator adopted our bylaws and appointed our sole director. We were formed to provide consulting and advisory services to real estate professionals and investors to assist them in finding properties and evaluating them for purchase or leasing. We are not a real estate brokerage firm and do not engage in real estate brokerage activities. Our services are focused on the research and analysis of real estate properties and advising clients on the best use of their real estate assets. On August 18, 2016 we established a real estate acquisitions’ division seeking to raise money and acquire real estate assets.

On March 5, 2015, we issued 25,000,000 shares of our common stock, valued at $0.001 per share, to our founder, David Behrend for $75,000 in cash or $0.003 per share. On April 30, 2015, Mr. Behrend transferred his shares to Jacaranda Investments, Inc., a Wyoming corporation, which he owns 100% of, in exchange for 30,000 shares of Jacaranda’s common shares. From April 7, 2015 to May 7, 2015, we sold and issued 235,000 shares of our common stock at a price of $0.10 per share for $23,500 to 40 accredited investors. On May 4, 2015, we issued 191,500 shares of our common stock, valued by our sole director at $0.10 per share, or $19,150, to 12 individuals for services rendered to us. Six of these individuals had already purchased shares of our common stock at the price of $0.10 per share. On October 1, 2016, we issued 100,000 shares to 5 individuals for share-based compensation, valued by our sole director at $0.10 per share, for compensation of $50,000 for services rendered to us by them. Presently, we estimate our monthly burn rate is approximately $33,600 per month, which consists of general and administrative expenses, consulting fees, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filings fees and utilities. We believe that our present capital is insufficient to cover our monthly burn rate for the next 12 months. We believe that we will require approximately $405,000 in either cash or our common stock to accomplish the goals set out in our plan of operation, which we intend for fund from the recent sale of our common stock as well as advances from our majority shareholder, which has - agreed to advance our working capital, if necessary. We also intend to use our common stock to accomplish these goals to conserve our cash if we can negotiate the payment for services with our shares. To the extent we are unable to accomplish our goals with the issuance of common stock for services and products, then we use our capital or we will borrow funds from our majority shareholder, which has agreed to advance us the necessary working capital.

Our principal business, executive and registered statutory office is located at 205 South Beverly Drive, Suite 205, Beverly Hills, CA 90212 and our telephone number is (310) 308-7887 and email contact is info@hubilu.com. Our URL address is www.hubilu.com.

Business

We were formed as a real estate consulting and acquisition firm that commenced operations in March 5, 2015, and, until June 2015, was limited to organizational and business development activities. In June 2015, we entered into our first consulting agreement with a client. As a real estate advisory and consulting company, we assist real estate investor professionals, as well as established companies, with advisory and consulting services focused on providing research, analysis and acquisition opportunities to them. Our mission is to assist investors and professionals in the early stage analysis of market opportunities and the evaluation of properties prior to them committing capital for the purchase or the leasing of real estate properties. We are not real estate brokers and do not intend to offer brokerage services.

Commencing in June 2015, we engaged our first client, 112 South Eucalyptus Avenue, LLC, to assist it in evaluating the best use of its property.

Real Estate Acquisitions

On August 18, 2016, we launched a real estate acquisition division to acquire real estate for our company. In 2017, we acquired 2 rental properties. See footnotes 4 & 5 to our audited financial statements.

On December 15, 2017, we went entered into an agreement to acquire Elowen Investments, LLC, and its property asset located at 1109 Exposition Blvd. in Los Angeles. On January 11, 2018, we also entered into an agreement to acquire Astro Meria Investments, LLC, and its real asset located at 1444 W. 28th Street in Los Angeles. Both acquisitions are subject to audited financials and will only close after the audit is completed.

On September 15, 2017, we hired Earn By SEO, which specializes in Search Engine Optimization and Social Media Optimization, to enhance our Hubilu.com website to drive traffic and expand our investor and social media presence. This company also assisted us with launching our student housing rental site, Hubiluhousing.com, which went live on March 16, 2018. This was a needed adjunct to assist with our aggressive marketing of rentals and also allow our students ease to locate and sign rental contracts, which is all on line now.

On January 4, 2018, we started to accept Crypto currency as a form of rental payment for our properties.

On March 7, 2018, we contracted with Pacific Green Homes to install solar technology on our homes beginning with the first property located at 3711 S. Western Ave in Los Angeles. This will reduce our operating costs, resulting in greater returns for our investors.

On February 14, 2018, we entered into an agreement to acquire Rancho Plaza Realty, a full-service real estate brokerage and property management company operating since 1991 that services over 250 apartment and home rentals in Southern California. This is a perfect business to assist with our student housing properties and will also provide additional cash flow.

Real Estate Consulting:

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

We intend to derive income from our clients for the performance of these services. We also intend to acquire and operate additional residential rental properties and derive income from management fees and operating income.

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

Real Estate Acquisitions/ Business Acquisitions:

Market Opportunity

Acquire Student housing properties adjacent to USC campus and other high end universities which offer recession proof stability and top of the market value on rents.

Off Campus Student Housing began in the mid 1990’s as an infancy industry with high growth potential, with many real estate investors capitalizing on the premium rents and lack of housing on university campuses.

Why Student Housing is Growing:

o	Stable and Rising College Enrollment
o	Demand Exceeds Supply
o	Students Desire Homelike Amenities
o	Lower Off-Campus Housing Costs
o	Capital Constraints on Universities
o	Recession Proof Industry
o	Premium Market Rents Year Round

Average monthly rents of a unit in the USC area rose from approximately $750 in 2005 to $1,500 in 2016 and student enrollment at USC has grown from 32,000 in 2005 to 44,000 in 2016, with 25,000 being graduate students.

There are also opportunities to develop multi-family properties within walking distance of the newly constructed Los Angeles Metro/subway stations, taking advantage of upside density, zoning changes, and higher rents.

●	In addition to on-demand car service availability, tenants benefit by being near the LA Metro/subway stations, eliminating the need and costs for personal vehicles and parking.

●	Development opportunities will increase as the City encourages more density around the LA Metro/subway systems to help minimize vehicle congestion and pollution levels.

●	Increased rents and development opportunities will result in higher values and a greater return on investment

●	Acquisitions of profitable high growth businesses in the industries of Business Services (Property Management, Clean Tech (Green), Healthcare Services, I.T./Cloud) and e-Commerce (B2B, B2C) operating in Southern California.

In addition to investing in real estate, we intend to diversify our investment portfolio and expand our revenue sources to include the acquisitions of profitable high growth businesses to increase our cash flow, including Property Management, CleanTech (Green), Healthcare, Intelligent Technology/Cloud, and e-Commerce (B2B, B2C).

Our Business Strategy

●	Seek out and acquire Real Estate which management believes has limited downside risk, is recession proof, and is in the path of growth to facilitate high rental income upside and equity appreciation.

●	Purchase single family and multi-family properties and portfolios, either at discounted prices or which require cosmetic renovations, to maximize cash flow and equity appreciation in the shortest possible time.

●	Undertake development projects that involve material construction and/or renovations to realize the highest and best use upside value with significant long term investment returns.

●	Acquire business opportunities that bring in high cash flow, with low risk, that expands our portfolio, offset our current and expanding operating costs, and allow us to grow our real estate acquisition division.

●	Focus on below-market or other non-listed opportunities

●	Our goal is to acquire 20 properties over the next 12 months

Financing Strategy

Our ability to increase our revenues, net profit and cash flow will dependent on our ability to acquire more properties, additional bank and outside financing, advances from our majority shareholder and reinvesting our profits.  Primary responsibility for the overall planning and management of our services will rest with our management. For each acquisition, management will need to assess the market and the ability to make a profit from rental income less expenses and cost of capital of the potential acquisitions.

Competition

The real estate student housing acquisition and rental industry is highly competitive. We compete with a variety of individuals and companies, many of which have greater financial and other resources than us, or are subsidiaries or divisions of larger organizations. In particular, the industry is characterized by a small number of large, dominant organizations that perform this service.

The major competitive factors in our business is our ability to compete effectively in providing students, quality housing at an affordable price, maintaining properties in excellent condition and obtaining market rents from tenants. We believe we will compete effectively in these areas.

Many of our competitors have substantially greater financial, technical, managerial, marketing and other resources than we do and they may compete more effectively than we can. If our competitors offer services at lower rental prices than we do, we may have to lower the prices we charge, which will adversely affect our results of operations.

Intellectual Property Rights

We do not currently have any intellectual property rights.

Our Website

Our website is located at www.hubilu.com and, provides a description of our company, our services, mission statement along with our contact information including our address, telephone number and e-mail address.

Dependence on Customers

We have signed an agreement with two customers, which have expired. We are pursuing a real estate acquisition strategy as well as seeking new customers.

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

Employees

Presently, we do not have any employees other than our officers and sole director who devote their time as needed to our business and expect to devote 40 hours per week.

Summary

We have, and continue to provide consulting services for several clients and are now seeking real estate acquisitions to complement our 2 existing properties. We anticipate that our revenues will increase as we secure additional clients and acquire properties in the next twelve months. We have signed agreements to acquire 2 rental properties, and a full service property real estate brokerage and management company operating since 1991 that services over 250 apartment rentals and homes for rent in Southern California market.  They employ a professional staff of licenses property managers trained to service every facet of property management that includes; accounting functions, maintenance, a brokerage, and the day-to-day operations.

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

As of the date of this Report, we have 25,730,500 shares of $0.001 par value common stock issued and outstanding, which is owned by 60 shareholders. We have 500,400 shares of our Series 1 convertible preferred stock issued and outstanding as of April 15, 2018, which is held by 12 shareholders. The aggregate market value of our common stock based on the most recent price quoted on the OTC Markets of $0.95 per share is $24,386,975. Our stockholders’ deficit as of December 31, 2017 is $415,192.

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

RISKS ASSOCIATED WITH OUR COMPANY AND INDUSTRY

Since we are a real estate consulting and acquisitions company, we have just begun to generate revenues and lack an established operating history, an investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

We have an accumulated deficit of $542,842. Such prospects must be considered given the substantial risks, expenses and difficulties encountered by new entrants into the real estate consulting industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon several factors, including our ability to secure clients and acquire profitable real estate properties. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

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

Our financial statements for the year ended December 31, 2017 disclose that substantial doubt exists as to whether we can continue as a going concern. Moreover, our officers may be unable or unwilling to loan or advance us any funds.

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

We are entirely dependent on the efforts of David Behrend, our president, chief executive officer and sole director as well as our offices. The loss of our officers and sole director, or of other key personnel hired in the future, could have a material adverse effect on the business and its prospects. There is currently no employment contract by and between any office/director and us. Also, there is no guarantee that replacement personnel, if any, will help us to operate profitably. They have been, and continue to expect to be able to commit approximately 40 hours per week of their time, to the development of our business plan in the next six months. If management is required to spend additional time with their outside employment, they may not have sufficient time to devote to us and we would be unable to develop our business plan resulting in the business failure.

We do not maintain key person life insurance on our officers and sole director.

If we are unable to obtain additional funding our business operation will be harmed, and if we do obtain additional funding, our then existing shareholders may suffer substantial dilution.

We have limited financial resources. As of December 31, 2017 we had $11,988 of cash on hand and total assets of $1,756,790. If we are unable to develop our business or secure additional funds our business would fail and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for our business plan and expenditures. As of the date of this Report, we have generated $267,844 in revenue from March 2, 2015 (Date of Incorporation) through December 31, 2017. Failure to generate additional revenue will cause us to go out of business, which will result in the complete loss of your investment.

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

If our real estate property prices and rents begin to fall, or we do not generate revenues from tenant rentals to cover our property expenses, our business would fail.

Real estate projects involve substantial risks, because it requires that we spend significant funds based entirely on our preliminary evaluation of a rental income from potential tenants. It is impossible to predict the success of any project. The ability of a real estate project to be commercially successful can depend upon a variety of unpredictable factors, including:

●	Tenants or investors taste, which is always subject to change;
●	The quantity and popularity of other real estate projects in the vicinity;
●	The competition for real estate and rental units

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

As a real estate consulting and acquisition company that commenced operations in June 2015 and we expect to face substantial risks, uncertainties, expenses and difficulties. We were formed on March 2, 2015. We have a limited demonstrable operations record, on which you can evaluate our business and prospects. As of the date of this Annual Report on Form 10K, our operations have been devoted to implementing our business plan, acquiring 2 properties, and looking for investment opportunities whereby we can acquire real property and operate it. Our revenues have been derived from a few consulting engagements, which include related parties. We cannot guarantee that we will be successful in accomplishing our objectives. Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement, of which this prospectus is a part. In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

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

There is currently a limited public market for our common stock, and there can be no assurance that any established public market would develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue-sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

Because insiders control our activities, they may cause us to act in a manner that is most beneficial to them and not to outside shareholders, which could cause us not to take actions that outside investors might view favorably and which could prevent or delay a change in control.

David Behrend, our chairman, chief executive officer and president, controls Jacaranda Investments, Inc., which owns 25,000,000 common shares representing 97.38% of the outstanding common stock. Thus, it effectively controls all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. This insider also can delay or perhaps even block, by its ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

Except for the 235,000 shares that were registered pursuant to our registration statement, 191,500 shares that had the restrictive legend removed under Rule 144 and 254,265 shares held by our majority shareholder that had the restrictive legend removed under Rule 144, the remaining outstanding shares of common stock (24,989,735 shares) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares more than 1% of the Company’s outstanding common stock every three months. Because of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the prescribed period. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently own 2 limited liability companies, which each own a residential rental property. Both properties are located in Los Angeles, California. One property is a 2,433 square foot residential rental located on a 4,373 square foot lot and consists of 9 one bedroom units. The other property is a 2,406 square foot residential rental located on a 4,320 square foot lot and consists of 8 single units and 2 one bedroom units.

From April 2015 to February 2016, our executive, administrative and operating offices were located at 9777 Wilshire Boulevard, Suite 804, Beverly Hills, CA 90212. We did not have a written lease with the landlord and an unrelated third party provided us with space, on a month-to-month basis, for no cost. On March 4, 2016, we executed a written lease for 750 square feet of space for $2,200 per month. Our majority shareholder advanced us the first month’s prorated rent of $1,703 and $6,600 for the landlord’s security deposit and has continue to advance us funds for working capital, which we use to pay our rent. Our current lease is on a month to month basis.

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

Fiscal Quarter	Fiscal 2017
	High	Low
First Quarter Ended March 31	$-	$-
Second Quarter Ended June 30	$0.40	$0.35
Third Quarter Ended September 30	$0.35	$0.34
Fourth Quarter Ended December 31	$0.75	$0.34

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

24,989,735 of the presently outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 registration statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under the amended Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company can only be resold in reliance on Rule 144 if the following conditions are met:

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

Common Stock Currently Outstanding

As of December 31, 2017 and 2016, we have 25,526,500 shares of our common stock outstanding.

Series 1 Preferred Stock Currently Outstanding

As of December 31, 2017, and 2016, we have 460,400 and 10,400 shares of our Series 1 convertible preferred stock outstanding.

Holders

As of the date of this Report, we had 60 stockholders of record of our common stock and 12 stockholders of record on our Series 1 convertible preferred stock.

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

Recent Sales of Unregistered Securities

Common stock

On May 4, 2015, we issued 45,000 shares of our common stock, valued at $0.10 per share, for $4,500, to an officer as stock-based compensation. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a) (2) of the Securities Act of 1933, as amended.

On August 19, 2016, we issued 99,500 shares of our common stock, valued at $0.10 per share, for $9,950, to 5 consultants as stock-based compensation. The shares were issued to accredited investors in a transaction that is exempt under Section 4(a) (2) of the Securities Act of 1933, as amended.

On August 30, 2016, we issued 30,000 shares of our common stock, valued at $0.10 per share, for $3,000, to a consultant as stock-based compensation. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a) (2) of the Securities Act of 1933, as amended.

On September 14, 2016, we issued 1,500 shares of our common stock, valued at $0.10 per share, for $150, to a consultant as stock-based compensation. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a) (2) of the Securities Act of 1933, as amended.

On October 1, 2016, we issued 50,000 shares of our common stock, valued at $0.10 per share, for $5,000, to 5 officers as stock-based compensation. The shares were issued to an accredited investors in a transaction that is exempt under Section 4(a) (2) of the Securities Act of 1933, as amended.

On January 5, 2018, we issued 144,000 shares of our common stock, valued at $1.00 per share, for $144,000, to a consultant as stock-based compensation. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a) (2) of the Securities Act of 1933, as amended.

On February 1, 2018, we issued 30,000 shares of our common stock, valued at $0,10 per share, for $3,000, to a consultant as stock-based compensation. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a) (2) of the Securities Act of 1933, as amended.

On February 1, 2018, we issued 15,000 shares of our common stock, valued at $0,30 per share, for $4,500, to 3 officers as stock-based compensation. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a) (2) of the Securities Act of 1933, as amended.

On February 1, 2018, we issued 15,000 shares of our common stock, valued at $0,30 per share, for $4,500, to 3 consultants as stock-based compensation. The shares were issued to an non- accredited investor in a transaction that is exempt under Section 4(a) (2) of the Securities Act of 1933, as amended.

Preferred Stock

On September 13, 2016, we issued 1,800 shares of our Series 1 Preferred Stock, at a price of $1.00 per share, valued at $1,800, for $1,800 in cash. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a) (2) of the Securities Act of 1933, as amended.

On September 16, 2016, we issued 5,000 shares of our Series 1 Preferred Stock, at a price of $1.00 per share, valued at $5,000 in exchange for $5,000 in cash. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a) (2) of the Securities Act of 1933, as amended.

On September 27, 2016, we issued 3,600 shares of our Series 1 Preferred Stock, at a price of $1.00 per share, valued at $3,600, in exchange for $3,600 in cash. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a) (2) of the Securities Act of 1933, as amended.

On April 10, 2017, we issued 283,500 shares of our Series 1 Preferred Stock, at a price of $1.00 per share valued at $283,500 to our majority shareholder in exchange for membership interests in one of our limited liability companies. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a) (2) of the Securities Act of 1933, as amended.

On April 10, 2017, we issued 27,000 shares of our Series 1 Preferred Stock, at a price of $1.00 per share, valued at $27,000 to a trust, in exchange for its membership interests in one of our limited liability companies. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a) (2) of the Securities Act of 1933, as amended.

On April 10, 2017, we issued 139,500 shares of our Series 1 Preferred Stock, at a price of $1.00 per share, valued at $139,500 to a related party, who is now deceased, in exchange for a portion of the membership interest in one of our limited liability companies. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a) (2) of the Securities Act of 1933, as amended.

On January 25, 2018, we issued 10,000 shares of our Series 1 Preferred Stock at a price of $1.00 per share valued at $10,000. The proceeds were for working capital. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a) (2) of the Securities Act of 1933, as amended.

On January 25, 2018, we issued 10,000 shares of our Series 1 Preferred Stock at a price of $1.00 per share valued at $10,000. The proceeds were for working capital. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a) (2) of the Securities Act of 1933, as amended.

On March 14, 2018, we issued 10,000 shares of our Series 1 Preferred Stock at a price of $1.00 per share valued at $10,000. The proceeds were for working capital. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a) (2) of the Securities Act of 1933, as amended.

On March 14, 2018, we issued 10,000 shares of our Series 1 Preferred Stock at a price of $1.00 per share valued at $10,000. The proceeds were for working capital. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a) (2) of the Securities Act of 1933, as amended.

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

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2017 and 2016 and our results of operations for the year ended December 31, 2017 and 2016. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

As of December 31, 2017, we had $11,988 cash on hand. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of December 31, 2017, the Company has borrowed $349,400 from a majority shareholder.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2017 and 2016, respectively together with notes thereto, which are included in this Annual Report on Form 10-K.

For the Year Ended December 31, 2017 compared to the year ended December 31, 2016.

Revenues. Our rental revenues increased $to $118,396 for the year ended December 31, 2017 compared to $Nil for the comparable period in 2016.

Operating expenses. Operating expenses increased $121,169 to $335,533 for the year ended December 31, 2017 compared to $214,364 for the comparable period in 2016. Operating expenses are comprised of general and administrative expenses, consulting fees, depreciation, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filing fees and utilities. The components of operating expenses are discussed below.

General and administrative expenses decreased $5,583 to $40,659 for the year ended December 31, 2017 compared to $46,242 for the comparable period in 2016.

Consulting expense increased $24,922 to $97,520 for the year ended December 31, 2017 compared to $72,598 for the comparable period in 2016. The increase is due to an increase in outside consultants for our marketing needs.

Depreciation increased to $49,555 for the year ended December 31, 2017 compared to $0 for the comparable period in 2016. The increase is due to the acquisition of our 2 rental properties in 2016.

Professional fees increased $8,192, to $70,709 for the year ended December 31, 2017 compared to $62,517 for the comparable period in 2016. Professional fees consisted of legal fees and accounting fees.

Property taxes increased $12,347 to $13,951 for the year ended December 31, 2017 compared to $1,604 for the comparable period in 2016. The increase is due to the acquisition of our 2 rental properties in 2016.

Rent increased $5,706 to $27,210 for the year ended December 31, 2017 compared to $21,504 for the comparable period in 2016. The increase is due to a slight increase in our rent.

Transfer agent and filing fees decreased $1,301 to $7,359 for the year ended December 31, 2017 compared to $8,660 for the comparable period in 2016.

Utilities increased to $10,526 for the year ended December 31, 2017 compared to $1,239 for the comparable period in 2016. The increase is due to the acquisition of our 2 rental properties in 2016.

Net Loss. Our net loss increased $7,564 to $220,128 for the year ended December 31, 2017 compared to $212,564 for the comparable period in 2016. The increase in loss is attributable to our operating expenses as set forth above.

Liquidity and Capital Resources. In 2017, our majority shareholder provided us with $195,400 in related party advances and we acquired $14,918 in cash from the acquisition of the 2 limited liability companies, which own our 2 properties. Our majority shareholder has agreed not to seek repayment of its advances until we are financially able to repay them.

Our total assets are $1,756,790 as of December 31, 2017, consisting of $1,736,702 in investments in real estate, net of $49,555 in depreciation, $11,988 in cash, $6,600 in deposits and $1,500 in prepaid expenses.

Our total liabilities are $2,171,982 as of December 31, 2017 and $190,220 as of December 31, 2016.

Our total stockholders’ deficit is $415,192 and $177,669 as of December 31, 2017 and 2016, respectively and, as of December 31, 2017, our accumulated deficit is $525,460.

Our net cash used by operations was $163,449 for the year ended December 31, 2017.

We had $21,819 in cash provided by investing activities for the year ended December 31, 2017 due to cash acquired on the acquisition of the limited liability companies.

We had $150,165 in cash provided by financing activities for the year ended December 31, 2016 The increase is due to $195,400 provided by a related party offset by a $16,235 decrease in property indebtedness and a $29,000 decrease in promissory note repayments.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2017 or 2016.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2017 and 2016, respectively.

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

Estimated Expenses for the Next Twelve Months

The following provides an overview of our estimated expenses to fund our plan of operation for the next twelve months. These expenses, which we estimate to be as follows:

Description	Expenses

SEC reporting and compliance	$5,000
Website expansion	800
Marketing and advertising	5,600
Advances to independent contractors	75,000
Other expenses	25,000
Legal and accounting	65,000
$176,400

We anticipate that the minimum additional capital necessary to fund our planned operations in this case for the 12-month period will be approximately $176,400 and will be needed for general administrative expenses, business development, marketing costs and costs associated with being a publicly reporting company. Thus, we will need to seek additional funding in the future. The most likely source of this additional capital is through the sale of additional shares of common or preferred stock or advances from our majority shareholder, or our other shareholders. Jacaranda Investments, Inc., our majority shareholder, has agreed to advance us any necessary capital. However, he has no firm commitment, arrangement or legal obligation to advance or loan funds to us.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-1, “Business Combinations: Clarifying the Definition of a Business.” The pronouncement changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The pronouncement requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU 2017-1 effective April 1, 2017. For the period from April 1, 2017 through December 31, 2017, for the Company’s acquisitions it was concluded substantially all of the fair value of the assets acquired with each property acquisition was concentrated in a single identifiable asset and did not meet the definition of a business under ASU No. 2017-1.

In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The new standard requires a modified retrospective transition approach for all leases existing at the date of initial application, with an option to use certain transition relief. ASU 2016-02 provides for transition relief, which includes not electing to (i) reassess whether any expired or existing contract is a lease or contains a lease, (ii) reassess the lease classification of any expired or existing leases and (iii) expense any capitalized initial direct costs for any existing leases. The Company will continue to assess the impact of the new standard.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard until the first quarter of 2018. Subsequently, the FASB has issued multiple ASUs clarifying ASU 2014-09 and ASU 2015-14. Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue is generally recognized net of allowances and any taxes collected from customers and subsequently remitted to governmental authorities. The majority of the Company’s revenue is derived from rental income, which is scoped out from this standard and will be accounted for under ASU 2016-02, Leases. The Company’s other revenue streams, which are being evaluated under this ASU, include but are not limited to management fees, non-recurring rental and non-rental related income and gains and losses from real estate dispositions. The Company will adopt the new standard as of January 1, 2018 using the modified retrospective approach, applying the provisions to open contracts as of the date of adoption.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 8. Financial Statements and Supplementary Data

Our audited financial statements are set forth in this Annual Report beginning on page F-1.

HUBILU VENTURE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017 AND 2016

Report of Independent Registered Public Accounting Firm

To the shareholders and director of Hubilu Venture Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hubilu Venture Corporation (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated revenue sufficient to cover operating costs and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017

Vancouver, Canada

May 15, 2018

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS
Investment in real estate	$1,786,257	$-
Accumulated depreciation	(49,555)	-
	1,736,702	-
Cash	11,988	3,453
Deposits	6,600	6,600
Prepaid expenses	1,500	2,498

TOTAL ASSETS	$1,756,790	$12,551

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Property indebtedness	$1,093,432	$-
Accounts payable	30,045	25,820
Security deposits	15,255	-
Promissory notes payable	206,055	-
Preferred shares	477,795	10,400
Due to related parties	349,400	154,000

TOTAL LIABILITIES	2,171,982	190,220

STOCKHOLDERS' DEFICIT
Common Stock; Authorized 100,000,000 common shares, $0.001 par, 25,526,500 issued and outstanding on December 31, 2017 (December 31, 2016: 25,526,500)	25,527	25,527
Additional paid-in capital	102,123	102,123
Accumulated Deficit	(542,842)	(305,319)
TOTAL STOCKHOLDERS' DEFICIT	(415,192)	(177,669)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$1,756,790	$12,551

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Operations

	For the year ended December 31, 2017	For the year ended December 31, 2016
Revenues:
Rental income	$118,396	$-

Expenses

General and administrative expenses	40,659	46,242
Consulting	97,520	72,598
Depreciation	49,555	-
Professional fees	70,709	62,517
Property taxes	13,761	1,604
Rent	27,400	21,504
Repairs and maintenance	18,044	-
Transfer agent and filing fees	7,359	8,660
Utilities	10,526	1,239
Operating Expenses	(335,533)	(214,364)

Other items
Other income	41,025	1,800
Promissory note interest	(14,488)	-
Financing fee	(17,395)
Mortgage interest	(29,528)	-
	(20,386)	1,800

Net loss for the year	$(237,523)	$(212,564)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	25,526,500	25,526,500

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2015	25,426,500	$25,427	$92,223	$(92,755)	$24,895
Shares issued for services rendered at $0.10 per share	100,000	100	9,900	-	10,000
Net loss	-	-	-	(212,564)	(212,564)
Balance, December 31, 2016	25,526,500	25,527	102,123	(305,319)	(177,669)
Net loss	-	-	-	(220,128)	(220,128)
Balance, December 31, 2017	25,526,500	$25,527	$102,123	$(525,447)	$(397,797)

The accompanying notes are an intergral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statement of Cash Flows

	For the year ended December 31, 2017	For the year ended December 31, 2016
OPERATING ACTIVITIES
Net loss	$(220,128)	$(212,564)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Depreciation	49,555	-
Stock-based compensation	-	10,000
Changes in operating assets and liabilities:
Deposits	-	(6,600)
Prepaid expenses	998	502
Accounts payable	4,225	25,820
Security deposits	1,901	-
Net cash used in Operating Activities	(163,449)	(182,842)

INVESTING ACTIVITIES:
Escrow refund	6,901	-
Cash acquired on the acquisition of Akebia Investments LLC and Zinnia Investments LLC	14,918	-
Net cash used by Investing Activities	21,819	-

FINANCING ACTIVITIES
Property indebtedness – principal payments	(16,235)	-
Related party advances	195,400	154,000
Preferred shares	-	10,400
Promissory note repayments	(29,000)	-
Net cash provided by Financing Activities	150,165	164,400

Net cash increase (decrease) for period	8,535	(18,442)
Cash, beginning	3,453	21,895

Cash, end	$11,988	$3,453

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Notes to the Financial Statements

December 31, 2017

NOTE 1 – NATURE OF BUSINESS

Hubilu Venture Corporation (“the Company”) was incorporated under the laws of the state of Delaware on March 2, 2015. During the year ended December 31, 2017, the Company acquired two multi-residential rental properties located near the campus of the University of Southern California. (Notes 4 and 5).

NOTE 2 – BASIS OF PRESENTATION AND ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2017, the Company had not yet achieved profitable operations, had an accumulated deficit of $525,448 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with US GAAP which requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management’s best judgment, after considering past, current and expected events and economic conditions. Actual results could differ from these estimates.

Comparative Balances

Certain of the comparative balances have been reclassified to conform with the presentation in the current year financial statements.

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

Real Estate

Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life ranging generally from 27 years to a maximum of 30 years on buildings and major improvements. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter.

The Company’s methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and/or appraised values. When we acquire operating real estate properties, the purchase price is allocated to land, building, improvements, leasing costs, intangibles such as in-place leases, assumed debt, if any, and to current assets and liabilities acquired, if any. The value allocated to in-place leases is amortized over the related lease term and reflected as rental income in the consolidated statements of comprehensive income.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2017.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is applied against any deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of operations.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-1, “Business Combinations: Clarifying the Definition of a Business.” The pronouncement changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The pronouncement requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU 2017-1 effective April 1, 2017. For the Company’s acquisitions in April, 2017, it was concluded substantially all of the fair value of the assets acquired with each property acquisition was concentrated in a single identifiable asset and did not meet the definition of a business.

In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The new standard requires a modified retrospective transition approach for all leases existing at the date of initial application, with an option to use certain transition relief. ASU 2016-02 provides for transition relief, which includes not electing to (i) reassess whether any expired or existing contract is a lease or contains a lease, (ii) reassess the lease classification of any expired or existing leases and (iii) expense any capitalized initial direct costs for any existing leases. The Company will continue to assess the impact of the new standard.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard until the first quarter of 2018. Subsequently, the FASB has issued multiple ASUs clarifying ASU 2014-09 and ASU 2015-14. Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue is generally recognized net of allowances and any taxes collected from customers and subsequently remitted to governmental authorities. The majority of the Company’s revenue is derived from rental income, which is scoped out from this standard and will be accounted for under ASU 2016-02, Leases. The Company’s other revenue streams, which are being evaluated under this ASU, include but are not limited to management fees, non-recurring rental and non-rental related income and gains and losses from real estate dispositions. The Company will adopt the new standard as of January 1, 2018 using the modified retrospective approach, applying the provisions to open contracts as of the date of adoption.

NOTE 4–ACQUISITION OF AKEBIA INVESTMENTS LLC.

On April 10, 2017, the Company completed its acquisition of all of the outstanding membership interests (the “Akebia Acquisition”) of Akebia Investments, LLC (“Akebia”) for $882,463 (the “Purchase Price”). Akebia’s sole asset is the real property located at 3711 South Western Avenue, Los Angeles, California (the “Akebia Property”). The Akebia Acquisition has been accounted for as an asset acquisition with the proceeds allocated entirely to the Akebia Property. There was no contingent consideration associated with the Akebia Acquisition.

Under the terms of the Akebia Acquisition, the Company’s consideration for the Purchase Price was: (1) a $710,000 All Inclusive Deed of Trust (“Akebia AITD”), secured by the Akebia Property and a promissory note (the “Akebia Note”), which bears interest at 6% and (2) 180,000 shares of the Company’s Series 1 Convertible Preferred Stock at an issuance price of $1.00 per share, for $180,000 (Note 7). The Akebia AITD was reduced to $702,463 after adjustments for closing costs at the date of purchase of the Akebia Property.

The principal balance owed on the Akebia AITD as at December 31, 2017 is $702,462 and the principal balance owed on the promissory note included in the Akebia AITD at December 31, 2017 is $92,462.

The All Inclusive Deed of Trust includes terms of repayment of $100,000 one year from the date of inception and the remaining balance due by August 1, 2019. Once the initial repayment of $100,000 has been made, the interest rate on the remaining balance of the Akebia AITD will reduce to 4% per annum.

The carrying value of the Akebia Property as at December 31, 2017 has been recorded as follows:

Purchase price	$882,463
Less: escrow funds received during the year	(6,901)
$875,562

NOTE 5–ACQUISITION OF ZINNIA INVESTMENTS LLC.

On April 10, 2017, the Company completed its acquisition of all the outstanding membership interests (the “Zinnia Acquisition”) of Zinnia Investments, LLC (“Zinnia”) for $910,695 (the “Purchase Price”). Zinnia’s sole asset is the real property located at 2909 South Catalina Street, Los Angeles, California (the “Zinnia Property”). The Akebia Acquisition has been accounted for as an asset acquisition with the proceeds allocated entirely to the Akebia Property. There was no contingent consideration associated with the Zinnia Acquisition.

Under the terms of the Zinnia Acquisition, the Company’s consideration for the Purchase Price was: (1) a $655,000 All Inclusive Deed of Trust (“Zinnia AITD”), secured by the Zinnia Property and a promissory note (the “Zinnia Note”), which bears interest at 6% and (2) 270,000 shares of the Company’s Series 1 Convertible Preferred Stock at an issuance price of $1.00 per share, for $270,000 (Note 7). The Zinnia AITD was reduced to $654,810 after adjustments for closing costs at the date of purchase of the Akebia Property.

During the year ended December 31, 2017, the Company made principal payments totaling $29,000 on the Zinnia Note with the principal balance owed on the Zinnia AITD as at December 31, 2017 being 623,593. The principal balance owing on the promissory note included in the Zinnia AITD as at December 31, 2017 is $113,593.

The Zinnia AITD includes terms of repayment of $145,000 one year from the date of inception and the remaining balance due on the Zinnia Note’s second anniversary date. Once the initial repayment of $145,000 has been made, the interest rate on the remaining balance of the Zinnia AITD will be reduced to the greater of 3.5% per annum or the 11th District Cost of Funds Index plus 2.8% including a provision that the rate cannot be greater than 9.0%

NOTE 6 – MORTGAGES PAYABLE

As of December 31, 2017, the Company’s mortgages payable is summarized as follows:

As at the acquisition date of Akebia Investments LLC, there was a mortgage principal balance owed on the Akebia Property of $605,710.

As at the acquisition date of Zinnia Investments LLC, there was a mortgage principal balance owed on the Zinnia Property of $503,956.

For the period from the April 10, 2017 to December 31, 2017, the Company made principal payments totaling $16,235 on the mortgages payable.

The Company’s mortgages are summarized as follows:

	Akebia Property	Zinnia Property

Remaining principal balance	$597,408	$496,024
Monthly payment (principal and interest)	2,904	2,185
Stated interest rate	3.95%	3.125%
Remaining term (years)	3.64	3.57
Maturity date	August 1, 2021	July 25, 2021

The following summarizes the debt maturities for the next 5 years and thereafter

Year ended December 31,	Akebia Property	Zinnia Property

2018	$11,458	$10,872
2019	11,919	11,216
2020	12,399	11,571
2021	12,897	11,938
2022	13,416	12,316
Thereafter	535,319	438,111
	$597,408	$496,024

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

Dividends – The holders of the Preferred Stock in preference to the holders of common stock, are entitled to receive, if and when declared by the Board of Directors, dividends at the rate of 5% per annum, in kind, which shall accrue quarterly. Such dividends are cumulative. No such dividends have been declared to date. As at December 31, 2017, there is a total of $17,395 or $0.0378 of cumulative dividends in arrears on the Series 1 convertible preferred stock.

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

The Preferred Stock matures on September 30, 2019.

The predominant settlement obligation of the Series 1 Convertible Preferred shares was considered to be the issuance of a variable number of shares to settle a fixed monetary amount. Thus, these shares are scoped into the guidance of ASC 480-10 and are accounted for as a liability as at December 31, 2017.

NOTE 8–INCOME TAXES

The Company did not record a provision for income taxes for the years ended December 2017 and 2016 due to a full valuation allowance against its deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (2017 Tax Act) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate tax rate from 34% to 21%, for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for the implementation of a territorial tax system, a one-time transition tax on certain foreign earnings, the acceleration of depreciation for certain assets placed into service after September 27, 2017 and other prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

Pursuant to the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company has not finalized its accounting for the income tax effects of the 2017 Tax Act. This includes a provisional amount related to the re-measurement of deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally 21% plus the applicable state tax rate, with a corresponding change to the valuation allowance as of December 31, 2017. The impact of the 2017 Tax Act may differ from this estimate during the ensuing fiscal year due to, among other things, further refinement of the Company’s calculation, changes in interpretations and assumptions the Company has made, additional guidance that may be issued and actions the Company may take as a result of the 2017 Tax Act.

Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2017	December 31, 2016

Net operating loss carry-forwards	$117,000	$104,000
Valuation allowance	(117,000)	(104,000)
	$-	$-

The difference between the provision for income taxes and income taxes computed using the effective U.S. federal statutory rate is as follows:

	December 31, 2017	December 31, 2016

Expected tax recovery at the statutory rate	$(75,000)	$(72,000)
Impact of the 2017 Tax Act	73,000	-
Adjustment of the prior year tax provision	(11,000)	-
Change in valuation allowance	13,000	-
Provision for income taxes	$-	$-

At December 31, 2017, the Company has accumulated net operating losses totaling approximately $559,000, which may be available to carry forward and offset future years’ taxable income.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance against its deferred tax asset.

NOTE 9–RELATED PARTY TRANSACTIONS

Jacaranda Investments, Inc., the Company’s majority shareholder, has advanced the Company $349,400. These advances are unsecured and do not carry an interest rate or repayment terms.

NOTE 10–SUBSEQUENT EVENTS

Subsequent to December 31, 2017, the Company:

i.	issued 204,000 common shares in exchange for services rendered.
ii.	issued 40,000 Series 1 convertible preferred shares for consideration totaling $40,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2017. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)
David Behrend	50	Chairman, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer

Maurice Simone	57	Vice President and Secretary

Tracy Black-Van Wier	43	Vice President, Investor Relations

Jose DeCastro	43	Vice President, Marketing

Eric Klein	52	Vice President, Operations and Business Development

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

Mr. Eric Klein, Vice President-Operations and Business Development

Eric Klein is our Vice President of Operations & Business Development and has served in that capacity since September 5, 2016. From September 2015 to the present, Mr. Klein has been a Managing Director at Mentor Securities, LLC where he is responsible for investment banking activities. From February 2009 to the present, Mr. Klein is also a partner at Vantera Partners, LLC, where he is also involved in corporate advisory and merchant banking activities. Prior to joining Hubilu, Mr. Klein held Vice President and Managing Director positions with several corporate advisory and investment banking firms. He was involved in a variety of transactions involving Corporate Finance, Mergers and Acquisitions for lower middle-market privately-held companies operating in various industries such as manufacturing, business services, medical devices, technology and e-commerce. He has over twenty years of investment banking, operational and management experience as well as founded, managed and operated several privately-held companies in a variety of industries.

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

Board of Directors

Our sole director holds office until the completion of his term of office, which is not longer than one year, or until his successor(s) have been elected. Our sole director’s term of office expires on March 31, 2019. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

In June 2009, the Los Angeles City Attorney brought charges against Mr. Behrend, who was the majority member of a limited liability company that acted as a trustee for a trust, which controlled and managed a residential apartment building in Los Angeles. Mr. Behrend pled no contest to a misdemeanor charge of violating the habitability of an apartment building and received a fine, 300 hours of community service, 90 days electronic monitoring and 8 years’ probation. Mr. Behrend has completed all the conditions of his sentence. His probation expired in June 2017.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the year ended December 31, 2017 and 2016, compensation awarded to or paid to, or earned by, our Chief Executive Officer and other officers (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
David Behrend CEO, President, CFO and Director	2017	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-

Maurice Simone, III, Vice President &	2017	-	-	-	-	-	-	-	-
Secretary	2016	-	-	8,000	-	-	-	-	-

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

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Except as set forth above for Mr. Simone, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2017 and 2016.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2018, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of April 15, 2018, we had 25,730,500 shares of common stock outstanding, which are held by 60 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Jacaranda Investments, Inc. (1) 205 South Beverly Drive, Suite 205 Beverly Hills, CA 90212	25,000,000	97.34%

Common Stock	Maurice Simone 205 South Beverly Drive, Suite 205 Beverly Hills, CA 90212	65,000	0.25%

Common Stock	Eric Klein 205 South Beverly Drive, Suite 205 Beverly Hills, CA 90212	10,000	0.04%

Common Stock	Jose de Castro 205 South Beverly Drive, Suite 205 Beverly Hills, CA 90212	10,000	0.04%

Common Stock	Tracy Black-Van Wier 205 South Beverly Drive, Suite 205 Beverly Hills, CA 90212	10,000	0.04%

	All Officers and Directors as a Group (2 persons)	25,075,000	97.76%

(1)	David Behrend, the sole shareholder of Jacaranda Investments, Inc., has dispositive control over the shares. Since he will continue to control us, investors in our common or preferred offering will be unable to change the course of our operations. Thus, our shares lack the value normally attributable to voting rights. This could result in a reduction in value of the shares you own because of their ineffective voting power.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our promoters are Mr. Behrend, our chairman, president, chief executive officer, chief financial officer, and Mr. Simone, our vice president and secretary.

Our office and mailing address is 205 South Beverly Drive, Suite 205, Beverly Hills, CA 90212. On March 4, 2016, we entered into a written lease for 750 square feet of space for $2,200 per month at this location. Our lease is month-to—month going forward. We have an excellent relationship with our landlord and do not expect to move in the near future. Our majority shareholder advanced us the first month’s prorated rent of $1,703 and $6,600 for the landlord’s security deposit and has continued to pay our rent from working capital related party advances. From April 1, 2015 to February 29, 2016, one of our minority shareholders provided us with office space at no cost to us and therefore we did not incur any rent expense. We estimate that the approximate value of the space he was providing to be $300 per month and there was no written lease agreement for our use of this space, which he provided to us on a month-to-month basis.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended December 31, 2017 and 2016:

Dale Matheson Carr-Hilton Labonte

	2017	2016

Audit Fees	$55,000	$6,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$55,000	$6,000

The fees included above Dale Matheson Carr-Hilton Labonte during the year ended December 31, 2016 relates to an estimate of the audit fees of the Company’s annual consolidated financial statements filed on Form 10-K for the year ended December 31, 2017.

Anton & Chia, LLP

	2017		2016

Audit Fees		$-	$13,300
Audit Related Fees		-	Nil
Tax Fees		-	Nil
All Other Fees		-	Nil
Total Fees	$		$13,300

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided for the fiscal years ended December 31, 2017 and 2016 in connection with statutory and regulatory filings or engagements.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

Our board of directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our Director has considered the nature and amount of fees billed or expected to be billed by DMCL and believes that the provision of services for activities unrelated to the audit was compatible with maintaining DMCL’s independence.

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

HUBILU VENTURE CORPORATION

May 15, 2018	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 15, 2018	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer) and
Sole Director

