Form 10-K/A
period 2017-12-31
Hubilu Venture Corp
filed 2018-06-07
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on May 16, 2018 (“Annual Report on Form 10-K”) to correct the presentation of certain financial information in the financial statements for the year ended December 31, 2017 as a result of a clerical error.

This Form 10-K/A incudes an amendment to Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” to reflect the presentation of the corrected information.

Other than the foregoing, and the new certifications required by Rule 13a-14(a) under the Securities and Exchange Act of 1934 (“Exchange Act”), our Annual Report in this Form 10-K/A is not being amended or updated in any respect. This Amendment No. 1 continues to describe the conditions as of the date of the Annual Report on Form 10-K, and, except as contained herein, we have not modified or updated the disclosures contained in the Annual Report on Form 10-K. This Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Annual Report on Form 10-K, including any amendment to those filings.

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

Net Loss. Our net loss increased $24,954 to $237,523 for the year ended December 31, 2017 compared to $212,564 for the comparable period in 2016. The increase in loss is attributable to our operating expenses as set forth above.

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

Our total liabilities are $2,171,982 as of December 31, 2017 and $190,220 as of December 31, 2016.

Our total stockholders’ deficit is $415,192 and $177,669 as of December 31, 2017 and 2016, respectively and, as of December 31, 2017, our accumulated deficit is $542,842.

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

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017

Vancouver, Canada

May 15, 2018

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS
Investment in real estate	$1,786,257	$-
Accumulated depreciation	(49,555)	-
	1,736,702	-
Cash	11,988	3,453
Deposits	6,600	6,600
Prepaid expenses	1,500	2,498

TOTAL ASSETS	$1,756,790	$12,551

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Property indebtedness	$1,093,432	$-
Accounts payable	30,045	25,820
Security deposits	15,255	-
Promissory notes payable	206,055	-
Preferred shares	477,795	10,400
Due to related parties	349,400	154,000

TOTAL LIABILITIES	2,171,982	190,220

STOCKHOLDERS' DEFICIT
Common Stock; Authorized 100,000,000 common shares, $0.001 par, 25,526,500 issued and outstanding on December 31, 2017 (December 31, 2016: 25,526,500)	25,527	25,527
Additional paid-in capital	102,123	102,123
Accumulated Deficit	(542,842)	(305,319)
TOTAL STOCKHOLDERS' DEFICIT	(415,192)	(177,669)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$1,756,790	$12,551

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Operations

	For the year ended December 31, 2017	For the year ended December 31, 2016
Revenues:
Rental income	$118,396	$-

Expenses

General and administrative expenses	40,659	46,242
Consulting	97,520	72,598
Depreciation	49,555	-
Professional fees	70,709	62,517
Property taxes	13,761	1,604
Rent	27,400	21,504
Repairs and maintenance	18,044	-
Transfer agent and filing fees	7,359	8,660
Utilities	10,526	1,239
Operating Expenses	(335,533)	(214,364)

Other items
Other income	41,025	1,800
Promissory note interest	(14,488)	-
Financing fee	(17,395)
Mortgage interest	(29,528)	-
	(20,386)	1,800

Net loss for the year	$(237,523)	$(212,564)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	25,526,500	25,526,500

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2015	25,426,500	$25,427	$92,223	$(92,755)	$24,895
Shares issued for services rendered at $0.10 per share	100,000	100	9,900	-	10,000
Net loss	-	-	-	(212,564)	(212,564)
Balance, December 31, 2016	25,526,500	25,527	102,123	(305,319)	(177,669)
Net loss	-	-	-	(237,523)	(237,523)
Balance, December 31, 2017	25,526,500	$25,527	$102,123	$(542,842)	$(415,192)

The accompanying notes are an intergral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statement of Cash Flows

	For the year ended December 31, 2017	For the year ended December 31, 2016
OPERATING ACTIVITIES
Net loss	$(237,523)	$(212,564)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Accrued financing fee	(17,395)
Depreciation	49,555	-
Stock-based compensation	-	10,000
Changes in operating assets and liabilities:
Deposits	-	(6,600)
Prepaid expenses	998	502
Accounts payable	4,225	25,820
Security deposits	1,901	-
Net cash used in Operating Activities	(163,449)	(182,842)

INVESTING ACTIVITIES:
Escrow refund	6,901	-
Cash acquired on the acquisition of Akebia Investments LLC and Zinnia Investments LLC	14,918	-
Net cash used by Investing Activities	21,819	-

FINANCING ACTIVITIES
Property indebtedness – principal payments	(16,235)	-
Related party advances	195,400	154,000
Preferred shares	-	10,400
Promissory note repayments	(29,000)	-
Net cash provided by Financing Activities	150,165	164,400

Net cash increase (decrease) for period	8,535	(18,442)
Cash, beginning	3,453	21,895

Cash, end	$11,988	$3,453

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTE 2 – BASIS OF PRESENTATION AND ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2017, the Company had not yet achieved profitable operations, had an accumulated deficit of $542,842 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

HUBILU VENTURE CORPORATION

June 7, 2018	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 7, 2018	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer) and
Sole Director

