Form 10-Q
period 2018-03-31
Hubilu Venture Corp
filed 2018-08-01
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 1, 2018, the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 25,730,500.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Condensed Interim Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Investment in real estate	$1,802,982	$1,786,257
Accumulated depreciation	(65,856)	(49,555)
	1,737,126	1,736,702
Cash	30,190	11,988
Deposits	6,600	6,600
Prepaid expenses	1,500	1,500

TOTAL ASSETS	$1,775,416	$1,756,790

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Property indebtedness	$1,087,923	$1,093,432
Accounts payable	829	30,045
Security deposits	15,255	15,255
Advance payable	26,500	-
Promissory notes payable	196,055	206,055
Preferred shares	517,795	477,795
Due to related party	374,400	349,400

TOTAL LIABILITIES	2,218,757	2,171,982

STOCKHOLDERS’ DEFICIT
Common Stock Authorized 100,000,000 common shares, $0.001 par, 25,730,500 issued and outstanding on March 31, 2018 and 25,526,500 issued and outstanding on December 31, 2017	25,731	25,527
Additional paid-in capital	362,079	102,123
Accumulated Deficit	(831,151)	(542,842)
TOTAL STOCKHOLDERS’ DEFICIT	(443,341)	(415,192)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$1,775,416	$1,756,790

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Condensed Interim Statements of Operations

(unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Revenues:

Rental income	$40,196	$-
	40,196	-

Expenses

General & administrative expenses	8,047	11,207
Consulting	278,185	27,300
Depreciation	16,301	-
Professional fees	399	16,500
Property taxes	-	-
Rent	6,900	6,700
Repairs and maintenance	2,559	-
Transfer agent and filing fees	300	-
Utilities	3,972	-
Operating Expenses	316,663	61,707

Net loss before other items	276,467	61,707

Other items
Consulting income	(2,500)	-
Financing fee	-	-
Promissory note interest	4,484	-
Mortgage interest	9,858	-
	11,842	-

Net Loss for the period	$(288,309)	$(61,707)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding:
Basic	25,701,167	25,526,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Condensed Interim Statement of Cash Flows

(unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
OPERATING ACTIVITIES
Net loss	$(288,309)	$(61,707)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Depreciation	16,301	-
Stock-based compensation	260,160	-
Changes in operating assets and liabilities:
Deposits	-	-
Prepaid expenses	-	(2,300)
Accounts payable	(29,216)	(13,342)
Security deposits	-	-
Net cash used in Operating Activities	(41,064)	(77,349)

INVESTING ACTIVITIES:
Building improvements	(16,725)	-
Net cash used by Investing Activities	(16,725)	-

FINANCING ACTIVITIES
Property indebtedness	(5,509)	-
Advance payable	26,500
Related party advances	25,000	80,000
Preferred shares	40,000	-
Promissory note repayments	(10,000)	-
Net cash provided by Financing Activities	75,991	80,000

Net cash increase (decrease) for period	18,202	2,651
Cash, beginning of the period	11,988	3,453

Cash, end of the period	$30,190	$6,104

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Notes to the Condensed Interim Financial Statements

March 31, 2018

(unaudited)

NOTE 1 – NATURE OF BUSINESS

Hubilu Venture Corporation (“the Company”) was incorporated under the laws of the state of Delaware on March 2, 2015. During the year ended December 31, 2017, the Company acquired two multi-residential rental properties located near the campus of the University of Southern California.

NOTE 2 – BASIS OF PRESENTATION AND ABILITY TO CONTINUE AS A GOING CONCERN

These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim reporting. Accordingly, certain information and footnote disclosures normally included in the annual financial statements in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the disclosures are adequate to make the information presented not misleading. These accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein.

The consolidated balance sheet as of December 31, 2017 was derived from the audited annual financial statements but does not include all disclosures required by GAAP. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2017 filed with the SEC on June 7, 2018.The Company follows the same accounting policies in the preparation of interim reports.

At March 31, 2018, the Company had not yet achieved profitable operations, had an accumulated deficit of $831,151 and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. Management intends to focus on raising additional funds either by way of debt or equity issuances in order to continue operations. The Company cannot provide any assurance or guarantee that it will be able to obtain additional financing or generate revenues sufficient to maintain operations.

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

Principles of Consolidation

These consolidated financial statements include the accounts of Hubilu Venture Corporation and its wholly-owned subsidiaries, Akebia Investments LLC and Zinnia Investments LLC. All inter-company transactions and balances have been eliminated on consolidation.

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

Fair Value Measurements

The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1	- quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2

observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets,

quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3	assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

The book value of cash, property indebtedness, accounts payable, advance payable, promissory notes payable, preferred shares and due to related party approximate their fair values.

Recent Accounting Pronouncements

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

The Company’s other revenue streams, which are being evaluated under this ASU, include but are not limited to management fees, non-recurring rental and non-rental related income and gains and losses from real estate dispositions. The Company adopted the new standard as of January 1, 2018 with no material impact on the consolidated financial statements.

NOTE 4–RELATED PARTY TRANSACTIONS

Jacaranda Investments, Inc., the Company’s majority shareholder, has advanced the Company $374,400. These advances are unsecured and do not carry an interest rate or repayment terms.

NOTE 5 – SHARE ISSUANCES

On January 5, 2018, Hubilu signed a 1 year consulting agreement with Pacific Horizon Capital Inc. (“Pacific”), which was paid in one payment of 144,000 common shares valued at $1.39 per share. Pacific is contracted to research and present crypto currency opportunities to Hubilu for acquisition and investment.  The Company recognized consulting fees of $200,016 in connection with this share issuance.

During the three months ended March 31, 2018, the Company issued 60,000 common shares valued at $1.00 per share for consulting services, including bookkeeping and accounting services, online marketing services and real estate analysis. The Company recognized consulting fees of $60,000 in connection with this share issuance.

During the three months ended March 31, 2018, the Company issued 40,000 shares of the company’s 5% Voting Cumulative Series 1 Convertible Preferred Stock for cash to two new investors and two investors who previously purchased common stock.

NOTE 6–SUBSEQUENT EVENT

On May 31, 2018, the Company acquired a 100% membership interest in Sunza Investments, LLC, a Wyoming Limited Liability Company (“Sunza”) for $510,000 (“Purchase Price”). Sunza’s sole asset is the real property located at 3910 Walton Avenue, Los Angeles CA.

The terms of the Hubilu membership interest purchase for $510,000 was subject to two loans as follows:

●	A $325,500 first position note owing by Sunza, whose terms of payments due were interest only, payable from April 5, 2018 on unpaid principal at the rate of 6% per annum. Interest only payable in monthly installments of $1,627.50 or more on the 1st day of each month beginning on the 1st day of May 2018 and continuing until the 30th day of April 2020, at which time the entire principal balance together with interest due thereon, shall become due and payable.

●	A $184,500 second position note owing by Sunza, whose terms of payments due were interest only, payable from June 1, 2018 on unpaid principal at the rate of 6% per annum. Interest only payable in monthly installments of $922.50 or more on the 1st day of each month beginning on the 1st day of July 2018 and continuing until the 30th day of April 2020, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our future products, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

●	the risks of a start-up company;

●	management’s plans, objectives and budgets for its future operations and future economic performance;

●	capital budget and future capital requirements;

●	meeting future capital needs;

●	our dependence on management and the need to recruit additional personnel;

●	limited trading for our common stock, if listed or quoted

●	the level of future expenditures;

●	impact of recent accounting pronouncements;

●	the outcome of regulatory and litigation matters; and

●	the assumptions described in this report underlying such forward-looking statements. Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

●	those described in the context of such forward-looking statements;

●	the impact of competitive products and pricing;

●	the political, social and economic climate in which we conduct operations; and

●	the risk factors described in other documents and reports filed with the Securities and Exchange Commission

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three-months ended March 31, 2018 and 2017, respectively. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

On August 18, 2016, we entered into a purchase contract (the Zinnia Agreement”) with Zinnia Investments, LLC (“Zinnia”), a Wyoming limited liability company, which was 100% owned by Esteban Coaloa. On January 3, 2017, Zinnia amended its operating agreement to admit Jacaranda Investments, Inc. (“Jacaranda”) as a 45% member and the Marisol Trust, Lorenzo Soria, as Trustee, as a 10% member. On January 3, 2017, all of the members of Zinnia approved the sale of Zinnia to us. Jacaranda is 100% owned by our Chairman and CEO and Esteban Coaloa was our Vice President until his death in 2017. Under the terms of the Zinnia Agreement, we acquired 100% of the membership interests of Zinnia for $910,695 (the “Purchase Price”). Zinnia’s sole asset is the real property located at 2909 South Catalina Street, Los Angeles, California (the “Property”). Under the terms of the Zinnia Agreement, our consideration for the Purchase Price is: (1) a $655,000 All Inclusive Deed of Trust, secured by the Property, and a promissory note (the “Note”), which bears interest at 6%, interest only, with $145,000 due in one (1) year and the balance due on in two (2) years; and (2) 270,000 share of our Series 1 Convertible Preferred Stock at an issuance price of $1.00 per share, for $270,000 (the “Zinnia Preferred Stock”). The interest rate on the Note will decrease to the greater of 3.5%, principal and interest or the 11th District Cost of Funds Index plus 2.8% principal and interest, rounded up to the nearest 0.125% and adjusted every six (6) months starting the 1st day of month 6 following the $145,000 payoff, and adjusting every 6 months thereafter. The Zinnia Preferred Stock is convertible into our common stock at the lesser of $0.50 per share or a 10% discount to the average closing price of our common stock for the five (5) days prior to the holders’ date of conversion. The Zinnia Preferred Stock pays a 5% dividend in-kind, annually. Under the terms of the Zinnia Agreement, the closing was subject to our verification of title, rental income and our satisfaction with the completion and results of Zinnia’s audited financial statements. On April 10, 2017, we closed the acquisition of Zinnia.

On September 26, 2016, we entered into a purchase contract (the Akebia Agreement”) with Akebia Investments, LLC (“Akebia”), a Wyoming limited liability company, which was 100% owned by Esteban Coaloa, our former Vice President. On January 2, 2017, Akebia amended its operating agreement and admitted Jacaranda as a 90% member. On January 2, 2017, all of the members of Akebia approved the sale to us. Jacaranda and Esteban Coaloa are related parties as described above. We agreed to acquire 100% of the membership interests of Akebia for $882,463 (the “Purchase Price”). Akebia’s sole asset is the real property located at 3711 South Western Avenue, Los Angeles, California (the “Akebia Property”). The terms of the Akebia Agreement, our consideration for the Purchase Price is: (1) a $710,000 All Inclusive Deed of Trust, secured by the Akebia Property and a promissory note (the “Akebia Note”), which bears interest at 6%, interest only, with $100,000 due in one (1) year and the balance due on August 1, 2019; and (2) 180,000 shares of our Series 1 Convertible Preferred Stock at an issuance price of $1.00 per share, for $180,000 (the “Akebia Preferred Stock”). After the $100,000 is paid off, the interest rate on the balance of the note will decrease to 4% principal and interest. The Akebia Preferred Stock is convertible into our common stock at the lesser of $0.50 per share or a 10% discount to the average closing price of our common stock for the five (5) days prior to the holders’ date of conversion. The Akebia Preferred Stock pays a 5% dividend in-kind, annually. Under the terms of the Akebia Agreement, the closing was subject to our verification of title, rental income and our satisfaction with the completion and results of Akebia’s audited financial statements. On April 10, 2017, we closed the acquisition of Akebia.

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

In September 2016, we appointed the following new officers to the company:

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

As of March 31, 2018, we had $30,190 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing from related or third parties. The additional equity financings will likely be in the form of private placements of common stock. As of March 31, 2018, the Company has borrowed $374,400 from its majority shareholder.

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

Since we acquired Akebia Investments, LLC and Zinnia Investments, LLC, in April 2017, we entered into contracts in December 2017 and January 2018 to respectfully acquire Elowen Investments, LLC and Astro Meria Investments, LLC, including their real estate assets. Those contracts have been voided due to the seller being unable to provide seller financing. We continue to seek out acquisitions that can add cash flow and upside value potential to our company.

At the present time, we intend to seek various investors to obtain additional equity financing. There can be no assurance that we will be successful in obtaining additional capital from these negotiations. If are unable to raise additional capital, we will either suspend marketing operations until we do raise the cash or cease operations entirely. Other than as described in this paragraph and the preceding paragraphs, we have no other financing plans.

We are encouraged by the effectiveness under which our properties are operating. Net Operating Incme on our properties is much greater than industry standards of competitive properties in similar locations. To continue to keep our costs low, management does not plan to hire additional employees at this time. Our officers and directors, as well as independent contractors, will be responsible for providing consulting services.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2018 and 2017, respectively, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Revenues. Our revenues increase $40,196 for the three months ended March 31, 2018 compared to $0 for the comparable period in 2017. The increase is due to the acquisitions of our properties in late 2017.

Operating expenses. Operating expenses include general and administrative expenses, consulting expense, depreciation, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filing fees, and utilities. In total, operating expenses increased $254,956, to $316,663 for the three months ended March 31, 2018 compared to $61,707 for the comparable period in 2017. The components of operating expenses are discussed below.

General and administrative expenses decreased $3,160, or 28.20%, to $8,047 for the three months ended March 31, 2018 compared to $11,207 for the comparable period in 2017.

Consulting expenses increased $250,885, or 918.99%, to $278,185 for the three months ended March 31, 2018 compared to $27,300 for the comparable period in 2017. The increase is attributable to the Company issuing 204,000 common shares having a fair value of $260,160 during the period in exchange for consulting services..

Depreciation expense increased $16,301 to $16,301 for the three months ended March 31, 2018 compared to $0 for the comparable period in 2017. The increase is attributable to our acquisitions of our 2 rental properties in 2017.

Professional fees decreased $16,101, to $399 for the three months ended March 31, 2018 compared to $16,500 for the comparable period in 2017. The decrease is primarily due to the timing of the invoices provided by our professional advisors.

Rent expense increased $200, or 2.99%, to $6,900 for the three months ended March 31, 2018 compared to $6,700 for the comparable period in 2017. The increase is due to a slight increase in our monthly lease rate.

Repairs and maintenance expense increased $2,559 to $2,559 for the three months ended March 31, 2018 compared to $0 for the comparable period in 2017. The increase is attributable to our acquisitions of our 2 rental properties in 2017.

Transfer agent and filing fees increased $300 to $300 for the three months ended March 31, 2018 compared to $0 for the comparable period in 2017. The increase is due to the timing of our transfer agent fees.

Utilities expense increased $3,972 to $3,972 for the three months ended March 31, 2018 compared to $0 for the comparable period in 2017. The increase is attributable to our acquisitions of our 2 rental properties in 2017.

Net loss. Our net loss increased $226,602, to $288,309 for the three months ended March 31, 2018 compared to $61,707 for the comparable period in 2017. The increase is attributable to the expenses discussed above.

Liquidity and Capital Resources. For the three months ended March 31, 2018, we borrowed $25,000 from our majority shareholder, which it advanced to us interest free. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $1,775,416 as of March 31, 2018, consisting of $1,737,126 in net property assets, $30,190 in cash, $6,600 in deposits and $1,500 in prepaid expenses.

Our working capital deficit was $574,749 as of March 31, 2018.

Our total liabilities are $2,218,757 as of March 31, 2018.

As of March 31, 2018, our total stockholders’ deficit was $443,341 and our accumulated deficit was $831,151.

We had $41,064 in net cash used in operating activities for the three months ended March 31, 2018, which included $288,309 in net loss, which amount was offset by non-cash charges of $16,301 for depreciation and $260,160 for common shares issued in respect of consulting services rendered as well as a net change of ($29,216) for accounts payable.

We had $16,725 in cash used by investing activities for the three months ended March 31, 2018, which was used for building improvements.

We had $75,991 in cash provided by financing activities for the three months ended March 31, 2018, which resulted from $5,509 in cash used to reduce property indebtedness, $26,500 provided by an advance payable, $25,000 provided by related party advances, $40,000 provided from the issuance of preferred shares and $10,000 used for the repayment of promissory notes.

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2018.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months ended March 31, 2018; however, it spent $16,725 on building improvements.

and referral sources to engage our

CRITICAL ACCOUNTING POLICIES

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

The following critical accounting policies affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

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

Asset Impairment

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2018, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

July 31, 2018	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

