Form 10-Q
period 2018-06-30
Hubilu Venture Corp
filed 2018-08-20
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 20, 2018, the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 25,730,500.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Condensed Interim Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investment in real estate	$2,327,621	$1,786,257
Accumulated depreciation	(85,171)	(49,555)
	2,242,460	1,736,702
Cash	11,975	11,988
Deposits	6,600	6,600
Prepaid expenses	1,500	1,500

TOTAL ASSETS	$2,262,535	$1,756,790

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Property indebtedness	$1,592,415	$1,093,432
Accounts payable	345	30,045
Security deposits	33,355	15,255
Advance payable	20,000
Promissory notes payable	186,055	206,055
Preferred shares	530,669	477,795
Due to related party	407,400	349,400

TOTAL LIABILITIES	2,770,239	2,171,982

STOCKHOLDERS’ DEFICIT
Common Stock Authorized 100,000,000 common shares, $0.001 par, 25,730,500 issued and outstanding on June 30, 2018 and December 31, 2017	25,731	25,527
Additional paid-in capital	362,079	102,123
Accumulated Deficit	(895,514)	(542,842)
TOTAL STOCKHOLDERS’ DEFICIT	(507,704)	(415,192)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,262,535	$1,756,790

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Consolidated Interim Statements of Operations

(unaudited)

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017

Rental Income	$55,652	$40,086	$95,848	$40,086
Consulting Income	-	-	2,500	-
Revenues	55,652	40,086	98,348	40,086

Expenses

General & administrative expenses	6,875	7,820	14,922	19,027
Consulting	25,763	32,800	303,948	60,100
Depreciation	19,315	20,144	35,616	20,144
Professional fees	15,459	11,050	15,858	27,550
Property taxes	10,091	6,676	10,091	6,676
Rent	6,900	6,600	13,800	13,300
Repairs and maintenance	1,520	3,801	4,079	3,801
Transfer agent and filing fees	495	-	795	-
Utilities	2,977	3,110	6,949	3,110
Operating Expenses	89,395	92,001	406,058	153,708

Net Loss before other items	(33,743)	(51,915)	(307,710)	(127,009)

Other Items
Financing fee	16,487	-	16,487	-
Promissory note interest	4,335	3,588	8,819	3,588
Mortgage interest	9,798	9,799	19,656	9,799
	30,620	13,387	44,962	13,387

Net Loss for the period	$(64,363)	$(65,302)	$(352,672)	$(127,009)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding:
Basic	25,730,500	25,526,500	25,715,914	25,526,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Condensed Interim Statement of Cash Flows

(unaudited)

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
OPERATING ACTIVITIES
Net loss	$(352,672)	$(127,009)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Accrued interest on promissory notes payable		3,588
Depreciation	35,616	20,144
Financing fee	12,874	-
Stock-based compensation	260,160	-
Changes in operating assets and liabilities:
Prepaid Expenses	-	(482)
Accounts Payable	(29,700)	(18,174)
Security deposits	18,100	(1,300)
Net cash used in Operating Activities	(55,622)	(123,233)

INVESTING ACTIVITIES:
Property Improvements	(31,374)	-
Cash acquired on the acquisition of Akebia Investments LLC and Zinnia Investments LLC	-	14,416
Net cash provided by (used in) Investing Activities	(31,374)	14,416

FINANCING ACTIVITIES
Property indebtedness repayments	(11,017)	(17,248)
Advance payable	20,000	-
Promissory Notes Repayments	(20,000)	-
Related party advances	58,000	139.810
Preferred Shares issued	40,000	-
Principal payments on mortgages		(5,364)

Net cash provided by Financing Activities	86,983	117,198

Net cash increase (decrease) for period	(13)	8,381
Cash, beginning of the period	11,988	3,453

Cash, end of the period	$11,975	$11,834

Supplemental cash flow information:
Cash paid for interest	$19,667	$9,799
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Notes to the Condensed Interim Financial Statements

June 30, 2018

(unaudited)

NOTE 1 – NATURE OF BUSINESS

Hubilu Venture Corporation (“the Company”) was incorporated under the laws of the state of Delaware on March 2, 2015. The Company owns three rental properties located near the campus of the University of Southern California.

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

The consolidated balance sheet as of December 31, 2017, was derived from the audited annual financial statements but does not include all disclosures required by GAAP. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2017 filed with the SEC on June 7, 2018. The Company follows the same accounting policies in the preparation of interim reports.

At June 30, 2018, the Company had not yet achieved profitable operations, had an accumulated deficit of $895,514 and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. Management intends to focus on raising additional funds either by way of debt or equity issuances in order to continue operations. The Company cannot provide any assurance or guarantee that it will be able to obtain additional financing or generate revenues sufficient to maintain operations.

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

Principles of Consolidation

These consolidated financial statements include the accounts of Hubilu Venture Corporation and its wholly-owned subsidiaries, Akebia Investments LLC, Zinnia Investments LLC and Sunza Investments, LLC. All inter-company transactions and balances have been eliminated on consolidation.

Comparative Balances

Certain of the comparative balances have been reclassified to conform with the presentation in the current period financial statements.

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

Fair Value Measurements

The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3	assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

NOTE 4 – PROPERTY ACQUISITION

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

●

A $184,500 second position note owing by Sunza,whose terms of payments due were interest only, payable from June 1, 2018 on unpaid principal at the rate of 6% per annum. Interest only payable in monthly installments of $922.50 or more on the 1st day of each month beginning on the 1st day of July 2018 and continuing until the 30th day of April 2020, at which time the entire principal balance together with interest due thereon, shall become due and payable.

NOTE 5–RELATED PARTY TRANSACTIONS

Jacaranda Investments, Inc., the Company’s majority shareholder, has advanced the Company 407,400. These advances are unsecured and do not carry an interest rate or repayment terms.

NOTE 6 – SHARE ISSUANCES

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

During the six months ended June 30, 2018, the Company issued 60,000 common shares valued at $1.00 per share for consulting services, including bookkeeping and accounting services, online marketing services and real estate analysis. The Company recognized consulting fees of $60,000 in connection with this share issuance.

During the six months ended June 30, 2018, the Company issued 40,000 shares of the company’s 5% Voting Cumulative Series 1 Convertible Preferred Stock for $40,000.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three-months ended June 30, 2018 and 2017, respectively. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

During the 6 months ended June 30, 2018, we installed Solar Panels at 3711 S. Western Ave, Los Angeles (“Western”). The cost was $28,300 of which we borrowed $26,500 at 6%. Western is a master metered property for utilities.

We expect to reduce our electric utility bill at Western by approximately $5,000 per year. After providing for the cost of the loan we expect to recover the money in approximately 7 to 8 years. The value of the property also increased by approximately $100,000 because of the increase to the bottom line.

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

As of June 30, 2018, we had $11,975 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing from related or third parties. The additional equity financings will likely be in the form of private placements of common stock. As of June 30, 2018, the Company has borrowed $407,400 from its majority shareholder.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended June 30, 2018 and 2017, respectively, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Revenues. Our revenues increased to $55,652 for the three months ended June 30, 2018 compared to $40,086 for the comparable period in 2017. The increase is due to the acquisitions of our properties in April 2017 and the property acquisition in June 2018.

Operating expenses. Operating expenses include general and administrative expenses, consulting expense, depreciation, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filing fees, and utilities. In total, operating expenses decreased $2,606, to $89,395 for the three months ended June 30, 2018 compared to $92,001 for the comparable period in 2017. The components of operating expenses are discussed below.

General and administrative expenses decreased $945, to $6,875 for the three months ended June 30, 2018 compared to $7,820 for the comparable period in 2017.

Consulting expenses decreased $7,037, or 21.45%, to $25,763 for the three months ended June 30, 2018 compared to $32,800 for the comparable period in 2017. The decrease is attributable to the Company replacing a marketing consultant.

Depreciation expense decreased $829 to $19,315 or 4.11% for the three months ended June 30, 2018 compared to $20,144 for the comparable period in 2017.

Professional fees increased $4,409, to $15,459 for the three months ended June 30, 2018 compared to $11,050 for the comparable period in 2017. The increase is primarily due to the timing of the invoices provided by our professional advisors.

Property tax expense increased $3,415 to $10,091 for the three months ended June 30, 2018 compared to $6,676 for the comparable period in 2017. The increase is due to the acquisition of a rental property.

Rent expense was $6,900 for the three months ended June 30, 2018 compared to $6,600 for the comparable period in 2017. The increase is due to a slight increase in our monthly lease rate.

Repairs and maintenance expense decreased $2,281 to $1,520 for the three months ended June 30, 2018 compared to $3,801 for the comparable period in 2017. Even though we acquired an additional property during the quarter, our aggressive management and excellent condition of the properties resulted in reductions of repairs and maintenance.

Transfer Agent and Filing Fees increased $495 to $495 for the three months ended June 30, 2018 compared to $0 for the comparable period in 2017. The increase is due to Stock Certificates issued.

Utilities expense decreased $133 to $2,977 for the three months ended June 30, 2018 compared to $3,110 for the comparable period in 2017. Even though we purchased an additional property during the period, the tenant pays all utilities.

Promissory Note Interest increased $747 to $4,335 for the three months ended June 30, 2018 compared to $3,588 for the comparable period in 2017.

Net loss. Our net loss decreased $939 to $64,363 for the three months ended June 30, 2018 compared to $65,302 for the comparable period in 2017. The decrease is attributable to the revenue and expenses discussed above.

Six months ended June 30, 2018 compared to the three months ended June 30, 2017

Revenues. Our revenues increased to $95,848 for the six months ended June 30, 2018 compared to $40,086 for the comparable period in 2017. The increase is due to the acquisitions of our properties in April 2017 and the property acquisition in June 2018..

Operating expenses. Operating expenses include general and administrative expenses, consulting expense, depreciation, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filing fees, and utilities. In total, operating expenses increased $252,350, to $406,058 for the six months ended June 30, 2018 compared to $153,708 for the comparable period in 2017. The components of operating expenses are discussed below.

General and administrative expenses decreased $4,105, to $14,922 for the six months ended June 30, 2018 compared to $19,027 for the comparable period in 2017.

Consulting expenses increased $243,848, or 405.73%, to $303,948 for the six months ended June 30, 2018 compared to $60,100 for the comparable period in 2017. The increase is attributable to the Company issuing stock to a consultant to research potential cryptocurrency opportunities and investments.

Depreciation expense increased $15,472 to $35,616 or 76.8% for the six months ended June 30, 2018 compared to $20,144 for the comparable period in 2017. The increase is attributable to our acquisitions of our 2 rental properties in 2017 and 1 rental property in 2018.

Professional fees decreased $11,692, to $15,858 for the six months ended June 30, 2018 compared to $27,550 for the comparable period in 2017. The decrease is primarily due to the timing of the invoices provided by our professional advisors.

Property tax expense increased $3,415 to $10,091 for the six months ended June 30, 2018 compared to $6,676 for the comparable period in 2017. The increase is due to the acquisition of our two rental properties.

Rent expense was $13,800 for the six months ended June 30, 2018 compared to $13,300 for the comparable period in 2017. The increase is due to a slight increase in our monthly lease rate.

Repairs and maintenance expense increased $278 to $4,079 for the six months ended June 30, 2018 compared to $3,801 for the comparable period in 2017. Even though we acquired an additional property during the quarter, our aggressive management and excellent condition of the properties, resulted in almost no increase of repairs and maintenance.

Transfer Agent and Filing Fees increased $795to $795 for the six months ended June 30, 2018 compared to $0 for the comparable period in 2017. The increase is due to issuing stock certificates and other stock certificate resolutions.

Utilities expense increased $3,839 to $6,949 for the six months ended June 30, 2018 compared to $3,110 for the comparable period in 2017. Increase reflects utilities for 6 months vs 3 months. . During the period we installed solar panels at 3711 S. Western Avenue, with the expectation that our utilities expense will be reduced in future periods.

Promissory Note Interest expense increased $5,231 to $8,819 for the six months ended June 30, 2018 compared to $3,588 for the comparable period in 2017.

Mortgage Interest increased $9,857 to $19,656 for the six months ended June 30, 2018 compared to $9,799 for the comparable period in 2017.

Net loss. Our net loss increased $225,663 to $352,672 for the six months ended June 30, 2018 compared to $127,009 for the comparable period in 2017. The decrease is attributable to the revenue and expenses discussed above.

Liquidity and Capital Resources. For the six months ended June 30, 2018, we borrowed $58,000 from our majority shareholder, which it advanced to us interest free. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $2,262,535 as of June 30, 2018, consisting of $2,242,460 in net property assets, $11,975 in cash, $6,600 in deposits and $1,500 in prepaid expenses.

Our total liabilities are $2,770,239 as of June 30, 2018.

As of June 30, 2018, our total stockholders’ deficit was $507,704 and our accumulated deficit was $895,514.

We had $55,622 in net cash used in operating activities for the six months ended June 30, 2018, which included $352,672 in net loss, which amount was offset by non-cash charges of $35,616 for depreciation, $260,160 in stock based compensation, as well as a net reduction of $29,700 for accounts payable.

We used $31,374 in investing activities for the six months ended June 30, 2018, which was used for building improvements.

We had $86,983 in cash provided by financing activities for the six months ended June 30, 2018, which resulted from $58,000 provided by related party advances, $40,000 in Preferred Shares sold, a loan of $20,000 and principal payments on mortgages of $11,017 as well as principal repayments on the promissory notes of $20,000.

The Company had no formal long-term lines or credit or other bank financing arrangements as of June 30, 2018.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company spent $31,374 on building improvements during the six months ended June 30, 2018.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended June 30, 2018, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

August 20, 2018	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

