Form 10-Q
period 2018-09-30
Hubilu Venture Corp
filed 2018-12-06
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 4, 2018, the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 25,730,500.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Condensed Interim Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investment in real estate	$2,820,030	$1,786,257
Accumulated depreciation	(109,669)	(49,555)
	2,710,361	1,736,702
Cash	3,993	11,988
Deposits	6,600	6,600
Prepaid expenses	1,500	1,500

TOTAL ASSETS	$2,722,454	$1,756,790

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Property indebtedness	$2,078,348	$1,093,432
Accounts payable	779	30,045
Security deposits	33,355	15,255
Advance payable	9,000
Promissory notes payable	182,055	206,055
Preferred shares	536,654	477,795
Due to related party	450,400	349,400

TOTAL LIABILITIES	3,290,591	2,171,982

STOCKHOLDERS’ DEFICIT
Common Stock Authorized 100,000,000 common shares, $0.001 par, 25,730,500 issued and outstanding on September 30, 2018 and 25,526,500 issued and outstanding on December 31, 2017	25,731	25,527
Additional paid-in capital	362,079	102,123
Accumulated Deficit	(955,947)	(542,842)
TOTAL STOCKHOLDERS’ DEFICIT	(568,137)	(415,192)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,722,454	$1,756,790

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Consolidated Interim Statements of Operations

(unaudited)

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017

Rental Income	$60,183	$33,501	$156,031	$73,587
Consulting Income	-	-	2,500	-
Revenues	60,183	33,501	158,531	73,587

Expenses

General & administrative expenses	11,953	14,774	26,875	33,801
Consulting	20,324	27,615	324,272	87,715
Depreciation	24,498	20,143	60,114	40,287
Interest on property indebtedness	17,788	9,854	41,057	19,654
Professional fees	24,471	3,447	40,329	30,997
Property taxes	(763)	149	9,328	6,825
Rent	6,899	7,200	20,699	20,500
Repairs and maintenance	922	8,812	5,001	12,613
Transfer agent and filing fees	1,300	-	2,095	-
Utilities	3,155	3,213	10,104	6,323
Operating Expenses	110,547	95,207	539,874	258,715
Net Loss before other items	(50,364)	(61,706)	(381,343)	(185,128)

Other Items
Financing fee	(5,985)	-	(18,859)	-
Promissory note interest	(4,084)	(6,259)	(12,903)	(9,846)
	(10,069)	(6,259)	(31,762)	(9,846)

Net Loss for the period	$(60,433)	$(67,965)	$(413,105)	$(194,974)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding:
Basic	25,730,500	25,526,500	25,720,830	25,526,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Condensed Interim Statement of Cash Flows

(unaudited)

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
OPERATING ACTIVITIES
Net loss	$(413,105)	$(194,974)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Depreciation	60,114	40,287
Financing fee	18,859	-
Stock-based compensation	260,160	-
Changes in operating assets and liabilities:
Prepaid Expenses	-	(1,182)
Accounts Payable	(29,266)	(22,401)
Security deposits	18,100	(2,400)
Net cash used in Operating Activities	(85,138)	(180,670)

INVESTING ACTIVITIES:
Property Additions	(48,773)	-
Cash acquired on the acquisition of Akebia Investments LLC and Zinnia Investments LLC	-	14,918
Net cash provided by (used in) Investing Activities	(48,773)	14,918

FINANCING ACTIVITIES

Property indebtedness proceeds	16,560	-
Property indebtedness repayments	(16,644)	(10,775)
Promissory Notes Repayments	(24,000)	(23,000)
Advance payable	9,000	-
Related party advances	101,000	201,960
Preferred Shares issued	40,000	-

Net cash provided by Financing Activities	125,916	168,185

Net cash increase (decrease) for period	(7,995)	2,433
Cash, beginning of the period	11,988	3,453

Cash, end of the period	$3,993	$5,886

Supplemental cash flow information:
Cash paid for interest	$53,959	$29,500
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Notes to the Condensed Interim Financial Statements

September 30, 2018

(unaudited)

NOTE 1 – NATURE OF BUSINESS

Hubilu Venture Corporation (“the Company”) was incorporated under the laws of the state of Delaware on March 2, 2015. The Company owns four rental properties located near the campus of the University of Southern California.

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

During the period ended September 30, 2018, the Company’ subsidiary, Sunza Investments, LLC, acquired one multi-residential rental property (Note 4).

At September 30, 2018, the Company had not yet achieved profitable operations, had an accumulated deficit of $955,947 and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. Management intends to focus on raising additional funds either by way of debt or equity issuances in order to continue operations. The Company cannot provide any assurance or guarantee that it will be able to obtain additional financing or generate revenues sufficient to maintain operations.

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

The carrying value of cash, property indebtedness, accounts payable, advance payable, promissory notes payable, preferred shares and due to related party approximate their fair values.

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

NOTE 4 – PROPERTY ACQUISITIONS

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

On September 27, 2018, Sunza Investments, LLC, a Wyoming Limited Liability Company (“Sunza”), of which the Company is 100% Member, acquired a property at 3910 Wisconsin Ave, Los Angeles, CA 90037 for $487,500 (“Purchase Price”)

The terms of the purchase for $487,500 was subject to three loans as follows:

●	A first position note with unpaid principal balance of $252,867.91 taken “subject to” the property seller owing their underlying lender, whose terms of payments due are principle and interest, with the next payment payable from November 1, 2018 on unpaid principal at the rate of 4.375% per annum. Interest only payable in monthly installments of $1,627.50 or more on the 1st day of each month beginning on the 1st day of November 2018 and continuing until the 30th day of April 2020, at which time the entire principal balance together with interest due thereon, shall become due and payable.

●	A $200,000 second position note owing by Sunza to Yerba Mate Corporation, whose terms of payments due were interest only, payable from November 1, 2018 on unpaid principal at the rate of 9% per annum. Interest only payable in monthly installments of $1,500.00 or more on the 1st day of each month beginning on the 1st day of November 2018 and continuing until the 31st day of October 2020, at which time the entire principal balance together with any outstanding interest due thereon, shall become due and payable.

●	A $40,000 third position note owing by Sunza to Belladonna Lily Investments, Inc. (“Bella”), whose terms of payments due were interest only, payable from November 1, 2018 on unpaid principal at the rate of 9% per annum. Interest only payable in monthly installments of $300.00 or more on the 1st day of each month beginning on the 1st day of November 2018 and continuing until the 30th day of April 2022, at which time the entire principal balance together with any outstanding interest due thereon, shall become due and payable.

NOTE 5–RELATED PARTY TRANSACTIONS

Jacaranda Investments, Inc., the Company’s majority shareholder, has advanced the Company $450,400. These advances are unsecured and do not carry an interest rate or repayment terms.

NOTE 6 – SHARE ISSUANCES

On January 5, 2018, Hubilu signed a 1 year consulting agreement with Pacific Horizon Capital Inc. (“Pacific”), which was paid in one payment of 144,000 common shares valued at $1.39 per share. Pacific is contracted to research and present crypto currency opportunities to Hubilu for acquisition and investment. The Company recognized consulting fees of $200,160 in connection with this share issuance.

During the nine months ended September 30, 2018, the Company issued 60,000 common shares valued at $1.00 per share for consulting services, including bookkeeping and accounting services, online marketing services and real estate analysis. The Company recognized consulting fees of $60,000 in connection with this share issuance.

During the nine months ended September 30, 2018, the Company issued 40,000 shares of the company’s 5% Voting Cumulative Series 1 Convertible Preferred Stock for $40,000.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three-months ended September 30, 2018 and 2017, respectively. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We commenced operations in March 2015, which, until June 2015, were limited to organizational and business development activities. We began implementing our business plan in June 2015. We are real estate advisory and consulting company that assists real estate investor professionals, as well as established companies, with advisory and consulting services focused on providing research, analysis and acquisition opportunities. In August 2016, we launched a real estate acquisitions division, which specializes in student housing income properties and the development of real estate opportunities located near Los Angeles Metro stations within the Los Angeles Metro/Subway system.

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

During the 9 months ended June 30, 2018, we installed Solar Panels at 3711 S. Western Ave, Los Angeles (“Western”). The cost was $28,300 of which we borrowed $26,500 at 6%. Western is a master metered property for utilities.

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

The terms of the Hubilu membership interest purchase for $510,000 was subject to two loans as follows:

●	A $325,500 first position note owing by Sunza, whose terms of payments due were interest only, payable from April 5, 2018 on unpaid principal at the rate of 6% per annum. Interest only payable in monthly installments of $1,627.50 or more on the 1st day of each month beginning on the 1st day of May 2018 and continuing until the 30th day of April 2020, at which time the entire principal balance together with interest due thereon, shall become due and payable.

●	A $184,500 second position note owing by Sunza, whose terms of payments due were interest only, payable from June 1, 2018 on unpaid principal at the rate of 6% per annum. Interest only payable in monthly installments of $922.50 or more on the 1st day of each month beginning on the 1st day of July 2018 and continuing until the 30th day of April 2020, at which time the entire principal balance together with interest due thereon, shall become due and payable. On September 27, 2018, Sunza Investments, LLC, a Wyoming Limited Liability Company (“Sunza”), of which the Company is 100% Member, acquired a property at 3910 Wisconsin Ave, Los Angeles, CA 90037 for $475,000 (“Purchase Price”)

On September 27, 2018, Sunza Investments, LLC, a Wyoming Limited Liability Company (“Sunza”), of which the Company is 100% Member, acquired a property at 3910 Wisconsin Ave, Los Angeles, CA 90037 for $487,500 (“Purchase Price”)

The terms of the purchase for $475,000 was subject to three loans as follows:

●	A first position note with unpaid principal balance of $252,867.91 taken “subject to” the property seller owing their underlying lender, whose terms of payments due are principle and interest, with the next payment payable from November 1, 2018 on unpaid principal at the rate of 4.375% per annum. Interest only payable in monthly installments of $1,627.50 or more on the 1st day of each month beginning on the 1st day of November 2018 and continuing until the 30th day of April 2020, at which time the entire principal balance together with interest due thereon, shall become due and payable. The note was already in effect since

●	A $200,000 second position note owing by Sunza to Yerba Mate Corporation, whose terms of payments due were interest only, payable from November 1, 2018 on unpaid principal at the rate of 9% per annum. Interest only payable in monthly installments of $1,500.00 or more on the 1st day of each month beginning on the 1st day of November 2018 and continuing until the 31st day of October 2020, at which time the entire principal balance together with any outstanding interest due thereon, shall become due and payable.

●	A $40,000 third position note owing by Sunza to Belladonna Lily Investments, Inc. (“Bella”), whose terms of payments due were interest only, payable from November 1, 2018 on unpaid principal at the rate of 9% per annum. Interest only payable in monthly installments of $300.00 or more on the 1st day of each month beginning on the 1st day of November 2018 and continuing until the 30th day of April 2022, at which time the entire principal balance together with any outstanding interest due thereon, shall become due and payable.

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

As of September 30, 2018, we had $3,993 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing from related or third parties. The additional equity financings will likely be in the form of private placements of common stock. As of September 30, 2018, the Company has borrowed $450,400 from its majority shareholder.

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

We are encouraged by the effectiveness under which our properties are operating. Net Operating Income on our properties is much greater than industry standards of competitive properties in similar locations. To continue to keep our costs low, management does not plan to hire additional employees at this time. Our officers and directors, as well as independent contractors, will be responsible for providing consulting services.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended September 30, 2018 and 2017, respectively, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Revenues. Our revenues increased to $60,183 for the three months ended September 30, 2018 compared to $33,501 for the comparable period in 2017. The increase is due to the acquisitions of our property in May 31, 2018.

Operating expenses. Operating expenses include general and administrative expenses, consulting expense, depreciation, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filing fees, and utilities. In total, operating expenses increased $15,340, to $110,547 for the three months ended September 30, 2018 compared to $95,207 for the comparable period in 2017. The components of operating expenses are discussed below.

General and administrative expenses decreased $2,821, to $11,953 for the three months ended September 30, 2018 compared to $14,774 for the comparable period in 2017.

Consulting expenses decreased $7,291 to $20,324 for the three months ended September 30, 2018 compared to $27,615 for the comparable period in 2017. The decrease is attributable to the Company replacing a marketing consultant.

Depreciation expense increased $4,355 to $24,498 for the three months ended September 30, 2018 compared to $20,143 for the comparable period in 2017.

Professional fees increased $21,024 to $24,471 for the three months ended September 30, 2018 compared to $3,447 for the comparable period in 2017. The increase is primarily due to the timing of the invoices provided by our professional advisors.

Property tax expense decreased $912 to ($763) for the three months ended September 30, 2018 compared to $149 for the comparable period in 2017. The decrease is due to a tax refund.

Rent expense decreased $301 to $6,899 for the three months ended September 30, 2018 compared to $7,200 for the comparable period in 2017.

Repairs and maintenance expense decreased $7,890 to $922 for the three months ended September 30, 2018 compared to $8,812 for the comparable period in 2017. Even though we acquired an additional property during the quarter, our aggressive management and excellent condition of the properties resulted in reductions of repairs and maintenance.

Transfer Agent and Filing Fees increased $1,300 to $1,300 for the three months ended September 30, 2018 compared to $0 for the comparable period in 2017. The increase is due to monthly fees paid.

Utilities expense decreased $58 to $3,155 for the three months ended September 30, 2018 compared to $3,213 for the comparable period in 2017. Even though we purchased an additional property in the previous quarter and a property at the end of this quarter, the tenants pay all utilities in both properties.

Promissory Note Interest expense decreased $2,175 to $4,084 for the three months ended September 30, 2018 compared to $6,259 for the comparable period in 2017.

Mortgage Interest increased $7,934 to $17,778 for the three months ended September 30, 2018 compared to $9,854 for the comparable period in 2017.

Net loss. Our net loss decreased $7,532 to $60,433 for the three months ended September 30, 2018 compared to $67,965 for the comparable period in 2017. The decrease is attributable to the revenue and expenses discussed above.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Revenues. Our revenues increased to $158,531 for the nine months ended September 30, 2018 compared to $73,587 for the comparable period in 2017. The increase is due to the acquisition of our property on May 31, 2018.

Operating expenses. Operating expenses include general and administrative expenses, consulting expense, depreciation, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filing fees, and utilities. In total, operating expenses increased $281,159 to $539,874 for the nine months ended September 30, 2018 compared to $258,715 for the comparable period in 2017. The components of operating expenses are discussed below.

General and administrative expenses decreased $6,926, to $26,875 for the nine months ended September 30, 2018 compared to $33,801 for the comparable period in 2017.

Consulting expenses increased $236,557 to $324,272 for the nine months ended September 30, 2018 compared to $87,715 for the comparable period in 2017. The increase is attributable to the Company issuing stock to a consultant to research potential cryptocurrency opportunities and investments.

Depreciation expense increased $19,827 to $60,114 for the nine months ended September 30, 2018 compared to $40,287 for the comparable period in 2017. The increase is attributable to our acquisitions of our two rental properties in 2018.

Professional fees increased $9,332 to $40,329 for the nine months ended September 30, 2018 compared to $30,997 for the comparable period in 2017. The increase is primarily due to the timing of the invoices provided by our professional advisors.

Property tax expense increased $2,503 to $9,328 for the nine months ended September 30, 2018 compared to $6,825 for the comparable period in 2017. The increase is due to the acquisition of our two rental properties in 2018.

Rent expense was $20,699 for the nine months ended September 30, 2018 compared to $20,500 for the comparable period in 2017. The increase is due to a slight increase in our monthly lease rate.

Repairs and maintenance expense decreased $7,612 to $5,001 for the nine months ended September 30, 2018 compared to $12,613 for the comparable period in 2017. Even though we acquired two additional properties in 2018, our aggressive management and excellent condition of the properties, resulted in a decrease of repairs and maintenance.

Transfer Agent and Filing Fees increased $2,095 to $2,095 for the nine months ended September 30, 2018 compared to $0 for the comparable period in 2017. The increase is due to issuing stock certificates and other stock certificate resolutions and monthly fees.

Utilities expense increased $3,781 to $10,104 for the nine months ended September 30, 2018 compared to $6,323 for the comparable period in 2017. Increase reflects utilities for 9 months vs 6 months.

Promissory Note Interest expense increased $3,057 to $12,903 for the nine months ended September 30, 2018 compared to $9,846 for the comparable period in 2017.

Mortgage Interest increased $21,403 to $41,057 for the nine months ended September 30, 2018 compared to $19,654 for the comparable period in 2017.

Net loss. Our net loss increased $218,131 to $413,105 for the nine months ended September 30, 2018 compared to $194,794 for the comparable period in 2017. The increase is attributable to the revenue and expenses discussed above.

Liquidity and Capital Resources. For the nine months ended September 30, 2018, we borrowed $101,000 from our majority shareholder, which was advanced to us interest free. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $2,722,454 as of September 30, 2018, consisting of $2,710,361 in net property assets, $3,993 in cash, $6,600 in deposits and $1,500 in prepaid expenses.

Our total liabilities are $3,290,591 as of September 30, 2018.

As of September 30, 2018, our total stockholders’ deficit was $568,137 and our accumulated deficit was $955,947.

We had $85,138 in cash used in operating activities for the nine months ended September 30, 2018, including $413,105 in net loss which was offset by non-cash charges of $60,114 for depreciation, $260,160 in stock based compensation, $18,859 in financing fees, and a net reduction of $29,266 in accounts payable.

We used $48,773 in investing activities for the nine months ended September 30, 2018, which was used for building additions and improvements.

We had $125,916 in cash provided by financing activities for the nine months ended September 30, 2018.

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2018.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company spent $36,272 on building improvements during the nine months ended September 30, 2018.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended September 30, 2018, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

December 6, 2018	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

