Form 10-K
period 2018-12-31
Hubilu Venture Corp
filed 2019-08-30
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 22, 2019 was $604,400.

The number of shares of the registrant’s common stock issued and outstanding as of August 22, 2019 was 25,952,125.

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

On March 5, 2015, we issued 25,000,000 shares of our common stock, valued at $0.001 per share, to our founder, David Behrend for $75,000 in cash or $0.003 per share. On April 30, 2015, Mr. Behrend transferred his shares to Jacaranda Investments, Inc., a Wyoming corporation, which he owns 100% of, in exchange for 30,000 shares of Jacaranda’s common shares. From April 7, 2015 to May 7, 2015, we sold and issued 235,000 shares of our common stock at a price of $0.10 per share for $23,500 to 40 accredited investors. On May 4, 2015, we issued 191,500 shares of our common stock, valued by our sole director at $0.10 per share, or $19,150, to 12 individuals for services rendered to us. Six of these individuals had already purchased shares of our common stock at the price of $0.10 per share. On October 1, 2016, we issued 100,000 shares to 5 individuals for share-based compensation, valued by our sole director at $0.10 per share, for compensation of $50,000 for services rendered to us by them. Presently, we estimate our monthly burn rate is approximately $12,000 per month, which consists of general and administrative expenses, consulting fees, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filings fees and utilities. We believe that our revenues will cover our burn rate over the next 12 months. We believe that we may require approximately $50,000 in either cash or from sale of our common stock, preferred stock, convertible note debt, or advances from our majority shareholder, which has agreed to advance our working capital, if necessary, to accomplish the goals set out in our plan of operation, . We also intend to use our common stock to accomplish these goals to conserve our cash if we can negotiate the payment for services with our shares.

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

On September 15, 2017, we hired Earn By SEO, which specializes in Search Engine Optimization and Social Media Optimization, to enhance our Hubilu.com website to drive traffic and expand our investor and social media presence. This company also assisted us with launching our student housing rental site, Hubiluhousing.com, which went live on March 16, 2018. This was a needed adjunct to assist with our aggressive marketing of rentals and also allow our students ease to locate and sign rental contracts, which is all online now.

On January 4, 2018, we started to accept Crypto currency as a form of rental payment for our properties.

On March 7, 2018, we contracted with Pacific Green Homes to install solar technology on our property located at 3711 S. Western Ave in Los Angeles. The solar panels were installed and became operational on May 26, 2018. This has reduced our electric operating costs, resulting in greater returns for our investors.

On May 31, 2018 we acquired Sunza Investments, LLC, and its real property asset located at 3910 Walton Street in Los Angeles.

On September 27, 2018, through our subsidiary, Sunza Investments, LLC, we acquired a real property asset located at 3910 Wisconsin Ave in Los Angeles.

On December 31, 2018, we acquired Lantana Investments, LLC, and its real property asset located at 1557 W. 29th Street in Los Angeles.

Subsequent Events

On March 8, 2019 we entered into an agreement to acquire Kapok Investments, LLC, and its real property asset located at 1981 Estella Ave, Los Angeles. Purchase is scheduled to close in Q4, 2019.

On March 22, 2019 we entered into an agreement to acquire 100% of Elata Investments, LLC, and its real property asset located at 1267 W. 38th Street, Los Angeles. On July 12th, 2019, the acquisition was completed for $600,000. The terms of the Hubilu membership interest purchase was subject to two loans as follows:

●	A $415,000 first position note owing by Elata, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.50% per annum. Interest only payable in monthly installments of $1,902.08 or more on the 20th day of each month beginning on the 20th day of August, 2019 and continuing until the 19h day of March 2023, at which time the entire principal balance together with interest due thereon, shall become due and payable.

●	A $185,000 second position note owing by Elata, whose terms of payments due were interest only, payable on unpaid principal at the rate of 2.25% per annum. Interest only payable in monthly installments of $346.87 or more on the 20th day of each month beginning on the 20th day of August 2019 and continuing until the 19th day of March 2023, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

Historically, the U.S. real estate industry has tended to be cyclical. The real estate market experienced a significant downturn from the 2007 peak to a trough in 2009, representing the most severe downturn in property sales since at least 1990. Since 2009, real estate sales for transactions of $1 million and above have increased by 97% and dollar volume has increased by 235%. The Los Angeles housing market forecast for the 3 years ending in 2021 is positive according to LittleBigHomes.com which estimates that the rising housing market prices in Los Angeles is 6 % annually during this period. If the Housing Market forecast is correct, home values will be higher at the end of 2021 than at the end of 2018. This cyclical upturn has been, and we believe will continue to be, primarily driven by attractive yields, improving property fundamentals and the availability and cost of financing.

Attractive Yields. According to CBRE Research and Reports, average commercial real estate yields (capitalization rates) for the four major property types currently range from 2.00% to 7.00%, which compare equally to alternative investments such as stocks and bonds, while being secured by real assets. We believe these steady growth yields will continue to drive capital inflows for commercial and residential real estate investments.

Improving Property Fundamentals. Property median rents continue to improve in the Los Angeles multifamily property market, which finished in Q4 of 2018 at $ 1,898/unit, up 0.8% from Q4 of 2017, and has risen every quarter since Q2 2010. Reis forecasts Los Angeles to grow 4.3% during 2019. We expect further increases in occupancy and rental rates in all four primary commercial real estate sectors of multifamily, retail, office and industrial properties.

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

Our Business Strategy – Consulting

●

We intend to provide consulting and advisory services to our clients for fee-based compensation. We will negotiate our fees on a case-by-case basis and intend to offer hourly rates and flat fees for our services We intend to help provide our clients with the research and analysis to minimize their time to evaluate properties. We believe that our services will reduce time, costs and accelerate the time to enable the client to purchase or lease real estate without the pressure of commission sales professionals.

●	Apply a structured consulting and asset management process to our clients. Web-based technology is becoming increasingly capital-efficient, and our model is optimized to leverage this trend using the Internet and various online research tools.

We will provide a variety of services to client companies, including the following:

●	Analysis of current trends and transactions;

●	Consulting on structure and financing including corporate formation services;

●	Investment analysis of properties;

●	Marketing, branding and public relations with respect to leasing and branding;

●	Formulating operating strategies for the properties;

●	Formulating other strategies designed to maximize property values, including tenant analysis;

●	Relocation services;

●	Introductions to potential joint venture partners; and

●	Assisting in financial modeling.

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

Competition

The real estate advisory and consulting services industry is highly competitive. We compete with a variety of companies, many of which have greater financial and other resources than us, are subsidiaries or divisions of larger organizations. In particular, the industry is characterized by a small number of large, dominant organizations that perform this service, such as real estate brokerage firms, accounting firms, law firms, consultants as well as many companies that have greater financial and other resources than us.

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

Many of our competitors have substantially greater financial, technical, managerial, marketing and other resources than we do, and they may compete more effectively than we can. If our competitors offer services at lower prices than we do, we may have to lower the prices we charge, which will adversely affect our results of operations. Furthermore, many of our competitors can obtain more experienced employees than we can.

Real Estate Acquisitions/ Business Acquisitions:

Market Opportunity

Acquire Student housing properties adjacent to USC campus and other high-end universities which offer recession proof stability and top of the market value on rents.

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

USC Students are using the four Metro Stations in walking distance of USC Campus to access Downtown Los Angeles, including Staples Center, LA Live, Nightlife Clubs and Bars, Entertainment Centers, Shopping Opportunities.

Average monthly rents of a unit in the USC area rose from approximately $750 in 2005 to $1,500 in 2018 and student enrollment at USC has grown from 32,000 in 2005 to 47,500 in 2018, with 27,500 being graduate students.

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

Our Business Strategy

●	Seek out and acquire Real Estate which management believes has limited downside risk, is recession proof, and is in the path of growth to facilitate high rental income upside and equity appreciation.

●	Purchase single family and multi-family properties and portfolios, either at discounted prices or which require cosmetic renovations, to maximize cash flow and equity appreciation in the shortest possible time.

●	Undertake development projects that involve material construction and/or renovations to realize the highest and best use upside value with significant long term investment returns.

●	Acquire business opportunities that bring in high cash flow, with low risk, that expands our portfolio, offset our current and expanding operating costs, and allow us to grow our real estate acquisition division.

●	Focus on below-market or other non-listed opportunities

●	Our goal is to acquire 10 properties over the next 12 months

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

Competition

The real estate student housing acquisition and rental industry is highly competitive. We compete with a variety of individuals and companies, many of which have greater financial and other resources than us or are subsidiaries or divisions of larger organizations. In particular, the industry is characterized by a small number of large, dominant organizations that perform this service.

The major competitive factors in our business is our ability to compete effectively in providing students, quality housing at an affordable price, maintaining properties in excellent condition and obtaining market rents from tenants. We believe we will compete effectively in these areas.

Many of our competitors have substantially greater financial, technical, managerial, marketing and other resources than we do, and they may compete more effectively than we can. If our competitors offer services at lower rental prices than we do, we may have to lower the prices we charge, which will adversely affect our results of operations.

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

Summary

We have and continue to provide consulting services for several clients and are now seeking real estate acquisitions to complement our 5 existing properties. We anticipate that our revenues will increase as we secure additional clients and acquire properties in the next twelve months. We have signed agreements to acquire 2 more companies, including their rental properties, and are actively searching for a cash flowing business to acquire.

The closing of these contemplated transactions is subject to due diligence clear title. We believe that our revenues will cover our operating costs over the next 12 months; however, our majority shareholder has agreed to advance us necessary working capital, if necessary. We currently have three officers and a sole director. These individuals allocate time and personal resources to us on a part-time basis and devote approximately 40 hours per week to us.

As of the date of this Report, we have 25,952,125 shares of $0.001 par value common stock issued and outstanding, which is owned by 69 shareholders. We have 500,400 shares of our Series 1 convertible preferred stock issued and outstanding as of March 31, 2019, which is held by 12 shareholders. The aggregate market value of our common stock based on the most recent price quoted on the OTC Markets of $0.80 per share is $20,761.700. Our stockholders’ deficit as of December 31, 2018 is $588,865.

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

Although he have revenues from the rental properties owned by our subsidiaries, we have an accumulated deficit of $913,315. Such prospects must be considered given the substantial risks, expenses and difficulties encountered by new entrants into the real estate consulting industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon several factors, including our ability to secure clients and acquire profitable real estate properties. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in increasing our revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

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

Our financial statements for the year ended December 31, 2018 disclose that we can continue as a going concern. However, if necessary, our officers may be unable or unwilling to loan or advance us any funds.

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

Our officers and directors have limited experience in the real estate consulting industry, which could prevent us from successfully obtaining clients for the Consulting part of our business plan and impede our ability to earn Consulting revenue.

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

Our officers and directors have limited experience in operating a public company, which could prevent us from successfully implementing our business plan and impede our ability to earn revenue.

Our officers and directors have limited experience in operating a public company. While they have experience in operating companies, their limited experience in operating a public company could hinder their ability to successfully comply with the reporting and other requirements imposed on public companies. It is likely that our management’s limited experience with operating a public company will hinder our ability to earn revenue and comply with various reporting requirements. Each potential investor must carefully consider the lack of experience of our officers and directors before purchasing our common stock.

Key management personnel may leave us, which could adversely affect our ability to continue operations.

We are entirely dependent on the efforts of David Behrend, our president, chief executive officer and sole director as well as our offices. The loss of our officers and sole director, or of other key personnel hired in the future, could have a material adverse effect on the business and its prospects. There is currently no employment contract by and between any office/director and us. Also, there is no guarantee that replacement personnel, if any, will help us to operate profitably. They have been and continue to expect to be able to commit approximately 40 hours per week of their time, to the development of our business plan in the next six months. If management is required to spend additional time with their outside employment, they may not have sufficient time to devote to us and we would be unable to develop our business plan resulting in the business failure.

We do not maintain key person life insurance on our officers and sole director.

If we are unable to obtain additional funding our business operation will be harmed, and if we do obtain additional funding, our then existing shareholders may suffer substantial dilution.

We have limited financial resources. As of December 31, 2018, we had $2,310 of cash on hand and total assets of $3,385,071. If we are unable to develop our business or secure additional funds our business would fail, and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for our business plan and expenditures. Failure to generate additional revenue may cause us to go out of business, which may result in the complete loss of your investment.

Competition in the real estate consulting industry is strong.

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

As a real estate consulting and acquisition company that commenced operations in June 2015, and we expect to face substantial risks, uncertainties, expenses and difficulties. We were formed on March 2, 2015. We have a limited demonstrable operations record, on which you can evaluate our business and prospects. As of the date of this Annual Report on Form 10K, our operations have been devoted to implementing our business plan, acquiring 6 properties, and looking for investment opportunities whereby we can acquire real property and operate it. Our revenues have also included some minor consulting engagements, which include related parties. We cannot guarantee that we will be successful in accomplishing our objectives. Taking these facts into account, our independent auditors have expressed concern about our ability to continue as a going concern in the independent auditors’ report to the financial statements. In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

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

Because insiders control our activities, they may cause us to act in a manner that is most beneficial to them and not to outside shareholders, which could cause us not to take actions that outside investors might view favorably, and which could prevent or delay a change in control.

David Behrend, our chairman, chief executive officer and president, controls Jacaranda Investments, Inc., which owns 25,000,000 common shares representing 96.33% of the outstanding common stock. Thus, it effectively controls all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. This insider also can delay or perhaps even block, by its ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

Our Certificate of Incorporation at Article Ten provides for indemnification as follows: “No director shall be personally liable to the Corporation or its stockholders for monetary damages for any breach of fiduciary duty by such director as a director. Notwithstanding the foregoing sentence, a director shall be liable to the extent provided by applicable law, (i) for breach of the director’s duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) pursuant to Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derived an improper personal benefit. No amendment to or repeal of this Article Tenth shall apply to or have any effect on the liability or alleged liability of any director of the Corporation for or with respect to any acts or omissions of such director occurring prior to such amendment.”

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

Except for the 235,000 shares that were registered pursuant to our registration statement, 359,500 shares that had the restrictive legend removed under Rule 144 and 254,265 shares held by our majority shareholder that had the restrictive legend removed under Rule 144, the remaining outstanding shares of common stock (25,103,360 shares are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares more than 1% of the Company’s outstanding common stock every three months. Because of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the prescribed period. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently own 4 limited liability companies, which each own a residential rental property, except for Sunza Investments, LLC which owns 2 properties. All properties are located in Los Angeles, California. The first property is a 2,433 square foot residential rental located on a 4,373 square foot lot and consists of 9 rooms. The second property is a 2,406 square foot residential rental located on a 4,320 square foot lot and consists of 8 single units and one 2 bedroom unit. The third is a 1,674 square foot residential rental located on 3,582 square foot lot and consists of 6 rooms. The fourth is a 1,527 square foot residential rental located on a 5,396 square foot lot and consists of 8 rooms. The fifth is a 1,280 square foot residential rental located on a 2,924 square foot lot and consists of 7 rooms.

From April 2015 to February 2016, our executive, administrative and operating offices were located at 9777 Wilshire Boulevard, Suite 804, Beverly Hills, CA 90212. We did not have a written lease with the landlord and an unrelated third party provided us with space, on a month-to-month basis, for no cost. On March 4, 2016, we executed a written lease for 750 square feet of space for $2,200 per month. Our majority shareholder advanced us the first month prorated rent of $1,703 and $6,600 for the landlord’s security deposit and has continue to advance us funds for working capital, which we use to pay our rent. Our current lease is on a month to month basis and is $2,300 per month.

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

Fiscal Quarter	Fiscal 2018
	High	Low
First Quarter Ended March 31	$2.50	$0.70
Second Quarter Ended June 30	$1.45	$0.80
Third Quarter Ended September 30	$1.55	$0.70
Fourth Quarter Ended December 31	$2.00	$0.55

We have 500,400 shares of our Series 1 convertible preferred stock that is convertible into shares of our common stock. The conversion provisions are discussed in our footnotes to our financial statements. In general, under Rule 144, a holder of restricted common shares who is an affiliate at the time of the sale or any time during the three months preceding the sale can resell shares, subject to the restrictions described below.

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

25,103,360 of the presently outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 registration statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under the amended Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company can only be resold in reliance on Rule 144 if the following conditions are met:

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

Common Stock Currently Outstanding

As of December 31, 2018, we have 25,730,500 shares of our common stock outstanding.

Series 1 Preferred Stock Currently Outstanding

As of December 31, 2018, we have 500,400 shares of our Series 1 convertible preferred stock outstanding. (December 31, 2017: 460,400 Series 1 convertible preferred stock).

Holders

As of the date of this Report, we had 69 stockholders of record of our common stock and 12 stockholders of record on our Series 1 convertible preferred stock.

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

On October 1, 2016, we issued 50,000 shares of our common stock, valued at $0.10 per share, for $5,000, to 5 officers as stock-based compensation. The shares were issued to a accredited investors in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 5, 2018, we issued 144,000 shares of our common stock, valued at $0.95 per share, for $136,800, to a consultant as stock-based compensation. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 1, 2018, we issued 30,000 shares of our common stock, valued at $1.00 per share, for $30,000, to a consultant as stock-based compensation. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 1, 2018, we issued 15,000 shares of our common stock, valued at $1.00 per share, for $15,000, to 3 officers as stock-based compensation. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 1, 2018, we issued 15,000 shares of our common stock, valued at $1.00 per share, for $15,000 to 3 consultants as stock-based compensation. The shares were issued to a non- accredited investor in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 1, 2019, we issued 50,000 shares of our common stock, valued at $0,30 per share, for $15,000, to a consultant as stock-based compensation. The shares were issued to a non- accredited investor in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 1, 2019, we issued 121,625 shares of our common stock, valued at $0,30 per share, for $36,488, to 2 officers as stock-based compensation. The shares were issued to accredited investors in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

Preferred Stock

On September 13, 2016, we issued 1,800 shares of our Series 1 Preferred Stock, at a price of $1.00 per share, valued at $1,800, for $1,800 in cash. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 16, 2016, we issued 5,000 shares of our Series 1 Preferred Stock, at a price of $1.00 per share, valued at $5,000 in exchange for $5,000 in cash. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 27, 2016, we issued 3,600 shares of our Series 1 Preferred Stock, at a price of $1.00 per share, valued at $3,600, in exchange for $3,600 in cash. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 10, 2017, we issued 283,500 shares of our Series 1 Preferred Stock, at a price of $1.00 per share valued at $283,500 to our majority shareholder in exchange for membership interests in one of our limited liability companies. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 10, 2017, we issued 27,000 shares of our Series 1 Preferred Stock, at a price of $1.00 per share, valued at $27,000 to a trust, in exchange for its membership interests in one of our limited liability companies. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 10, 2017, we issued 139,500 shares of our Series 1 Preferred Stock, at a price of $1.00 per share, valued at $139,500 to a related party, who is now deceased, in exchange for a portion of the membership interest in one of our limited liability companies. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 25, 2018, we issued 10,000 shares of our Series 1 Preferred Stock at a price of $1.00 per share valued at $10,000. The proceeds were for working capital. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

On January 25, 2018, we issued 10,000 shares of our Series 1 Preferred Stock at a price of $1.00 per share valued at $10,000. The proceeds were for working capital. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 14, 2018, we issued 10,000 shares of our Series 1 Preferred Stock at a price of $1.00 per share valued at $10,000. The proceeds were for working capital. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 14, 2018, we issued 10,000 shares of our Series 1 Preferred Stock at a price of $1.00 per share valued at $10,000. The proceeds were for working capital. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

The Preferred Stock matures on September 30, 2019. We intend to extend the conversion date to September 30, 2020.

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

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2018 and 2017 and our results of operations for the year ended December 31, 2018 and 2017. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We are a startup enterprise that commenced operations on March 5, 2015, which, until June 2015, has been limited to organizational and business development activities. We are real estate advisory and consulting company that assists real estate investor professionals, as well as established companies, with advisory and consulting services focused on providing research, analysis and acquisition opportunities to them. Our mission is to assist investors and professionals in the early stage analysis of market opportunities and the evaluation of properties prior to them committing capital for the purchase or the leasing of real estate properties. We intend to focus our initial marketing efforts in the commercial markets; however, we will also look at residential and income producing markets. We intend to use the Internet as well as the services of independent sales consultants to market our services to investors and professionals in Southern California with our initial efforts focused in Beverly Hills and Los Angeles. We have had limited operations and have limited financial resources. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company’s lack of business operations and early losses raise substantial doubt about our ability to continue as a going concern.” Our operations from March 2, 2015 (Date of Incorporation) to August 2019 were devoted primarily to development, operational activities, and acquisitions which included:

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

As of December 31, 2018, we had $2,310 cash on hand. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of December 31, 2018, the Company has borrowed $485,300 from a majority shareholder.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2018 and 2017, respectively together with notes thereto, which are included in this Annual Report on Form 10-K.

For the Year Ended December 31, 2018 compared to the year ended December 31, 2017.

Revenues. Our rental revenues increased $107,255, or 90.56%, to $225,651 for the year ended December 31, 2018 compared to $118,396 for the comparable period in 2017 due to acquisition of three vacant properties which were rehabbed and rented out.

Operating expenses. Operating expenses increased $151,872, or 45.26%, to $487,405 for the year ended December 31, 2018 compared to $335,533 for the comparable period in 2017. Operating expenses are comprised of general and administrative expenses, consulting fees, depreciation, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filing fees and utilities. The components of operating expenses are discussed below.

General and administrative expenses decreased $6,460, or 15.89%, to $34,199 for the year ended December 31, 2018 compared to $40,659 for the comparable period in 2017. The decrease is due to increased efficiency.

Consulting expense increased $184,692, or 189.39%, to $282,212 for the year ended December 31, 2018 compared to $97,520 for the comparable period in 2017. The increase is due to an increase in outside consultants for our marketing needs.

Depreciation decreased $10,243, or 20.67%, to $39,312 for the year ended December 31, 2018 compared to $49,555 for the comparable period in 2017.

Professional fees decreased $13,118, or 18.55%, to $57,591 for the year ended December 31, 2018 compared to $70,709 for the comparable period in 2017. Professional fees consisted of legal fees and accounting fees.

Property taxes increased $7,878, or 42.75%, to $21,639 for the year ended December 31, 2018 compared to $13,761 for the comparable period in 2017. The increase is due to the acquisition of our 3 additional rental properties in 2018.

Rent increased $225, or 0.82%, to $27,625 for the year ended December 31, 2018 compared to $27,400 for the comparable period in 2017. The increase is due to a slight increase in our rent.

Transfer agent and filing fees decreased $5,864, or 20.32%, to $1,495 for the year ended December 31, 2018 compared to $7,359 for the comparable period in 2017. The decrease is due to less company filings.

Utilities increased $4,211, or 40.01%, to $14,737 for the year ended December 31, 2018 compared to $10,526 for the comparable period in 2017. The increase is due to the acquisition of our 2 more rental properties in 2017.

Net Loss. Our net loss increased $132,950, or 55.97%, to $370,473 for the year ended December 31, 2018 compared to $237,523 for the comparable period in 2017. The increase in loss is attributable to our consulting expenses as set forth above.

Liquidity and Capital Resources. In 2018, our majority shareholder provided us with $135,600 in related party advances and we acquired $300 in cash from the 4 limited liability companies, which own our 5 properties. Our majority shareholder has agreed not to seek repayment of its advances until we are financially able to repay them.

Our total assets are $3,385,071 as of December 31, 2018, consisting of $3,374,661 in investments in real estate, net of $88,867 in depreciation, $2,310 in cash, $6,600 in deposits and $1,500 in prepaid expenses.

Our total liabilities are $3,973,936 as of December 31, 2018 and $2,171,982 as of December 31, 2017.

Our total stockholders’ deficit is $588,865 for the year ended December 31, 2018, and as of December 31, 2018, our accumulated deficit is $913,315.

Our net cash used by operations was $119,832 for the year ended December 31, 2018.

Our investing activities used a total of $31,544 for the year ended December 31, 2018 as a result of paying a commission of $12,500 for the acquisition of a property as well as incurring $19,044 on building improvements.

We had $141,698 in cash provided by financing activities for the year ended December 31, 2018 The increase is due to $135,900 provided by a related party, an advance of $12,000 and the sale of preferred shares for $40,000 offset by a $22,202 decrease in property indebtedness and a $24,000 decrease in promissory note repayments.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2018 or 2017.

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

Capital Expenditures

The Company expended $19,044 on capital expenditures for the year ended December 31, 2018

Plan of Operation

We were incorporated in the State of Delaware on March 2, 2015. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets. We are a real estate consulting and acquisition company that has just begun to generate revenues through our real estate acquisitions. If we are unable to successfully continue to find customers who will engage us to provide real estate consulting services or in acquiring cash flow positive properties, we will be dependent on related party advances or the sale of securities for our working capital.

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

Our business is focused on acquiring vacant residential income properties that we rehabilitate and rent at student housing market values while simultaneously consulting and advising with real estate investors, professionals, and companies, We believe that this model of student housing acquisitions and consulting with investors will generate positive cash flow in growing the company, which will increase the evaluation of our stock, creating value for our investors and also obtaining client loyalty . The following are key elements of our strategy:

● Acquisition process has a strategic methodology when acquiring and calculating cost in not only purchasing but in rehab and the value in renting out to students near the USC campus and expanding LA Metro/subway stations. This allows favorable returns.

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

Ongoing Marketing Campaign

Time Frame: 6th - 12th months.

Material costs: $10,000.

We intend to use marketing strategies, such as social media, networking and organic marketing to acquire potential customers and potential investors. We believe that we should begin to see results from our marketing campaign within 120 days from its initiation. We also will use Internet promotion tools on real estate and consulting websites, as well as on Facebook and Twitter, to advertise our services. We intend to spend $10,000 on marketing efforts during the next year. We intend our marketing efforts to be an ongoing activity that will continue during the life of our operations.

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

Estimated Expenses for the Next Twelve Months

The following provides an overview of our estimated expenses to fund our plan of operation for the next twelve months. These expenses, which we estimate to be as follows:

Description	Expenses

SEC reporting and compliance	$5,000
Website expansion	1,000
Marketing and advertising	10,000
Advances to independent contractors	50,000
Salaries	100,000
Legal and accounting	65,000
$231,000

We anticipate that the minimum additional capital necessary to fund our planned operations in this case for the 12-month period will be approximately $231,000 and will be needed for general administrative expenses, business development, marketing costs and costs associated with being a publicly reporting company. Thus, we will need to seek additional funding in the future. The most likely source of this additional capital is through the sale of additional shares of common or preferred stock or advances from our majority shareholder, or our other shareholders. Jacaranda Investments, Inc., our majority shareholder, has agreed to advance us any necessary capital. However, he has no firm commitment, arrangement or legal obligation to advance or loan funds to us.

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

AS OF DECEMBER 31, 2018 AND 2017

Report of Independent Registered Public Accounting Firm

To the shareholders and director of Hubilu Venture Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hubilu Venture Corporation (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017

Vancouver, Canada

August 29, 2019

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

 Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Investment in real estate	$3,463,528	$1,786,257
Accumulated depreciation	(88,867)	(49,555)
	3,374,661	1,736,702
Cash	2,310	11,988
Deposits	6,600	6,600
Prepaid expenses	1,500	1,500

TOTAL ASSETS	$3,385,071	$1,756,790

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Property indebtedness	$2,716,957	$1,093,432
Accounts payable	122	30,045
Security deposits	34,995	15,255
Promissory notes payable	182,055	206,055
Preferred shares	542,547	477,795
Due to related parties	485,300	349,400

TOTAL LIABILITIES	3,973,936	2,171,982

STOCKHOLDERS’ DEFICIT
Common Stock; Authorized 100,000,000 common shares, $0.001 par, 25,730,500 issued and outstanding on December 31, 2018 (December 31, 2017: 25,526,500)	25,731	25,527
Additional paid-in capital	298,719	102,123
Accumulated Deficit	(913,315)	(542,842)
TOTAL STOCKHOLDERS’ DEFICIT	(588,865)	(415,192)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$3,385,071	$1,756,790

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Operations

	For the year ended December 31, 2018	For the year ended December 31, 2017
Revenues:
Rental income	$225,651	$118,396

Expenses
General and administrative expenses	34,199	40,659
Consulting	282,212	97,520
Depreciation	39,312	49,555
Professional fees	57,591	70,709
Property taxes	21,639	13,761
Rent	27,625	27,400
Repairs and maintenance	8,594	18,044
Transfer agent and filing fees	1,495	7,359
Utilities	14,737	10,526
Operating Expenses	(487,405)	(335,533)

Other items
Other income	2,500	41,205
Promissory note interest	(16,868)	(14,488)
Dividends accrued for preferred shares	(24,752)	(17,395)
Mortgage interest	(69,599)	(29,528)
	(108,719)	(20,386)

Net loss for the year	$(370,473)	$(237,523)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	25,684,999	25,526,500

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Statement of Stockholders’ Deficit

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2016	25,526,500	$25,527	$102,123	$(305,319)	$(177,669)
Net loss	-	-	-	(237,523)	-
Balance, December 31, 2017	25,526,500	25,527	102,123	(542,842)	(415,192)
Shares issued for services rendered	204,000	204	196,596	-	196,800
Net loss	-	-	-	(370,473)	(370,473)
Balance, December 31, 2018	25,730,500	$25,731	$298,719	$(913,315)	$(588,865)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statement of Cash Flows

	For the year ended December 31, 2018	For the year ended December 31, 2017
OPERATING ACTIVITIES
Net loss	$(370,473)	$(237,523)
Adjustments to reconcile net loss to net cash:
Accrued preferred share dividends	24,752	17,395
Depreciation	39,312	49,555
Stock-based compensation	196,800
Changes in operating assets and liabilities:
Accounts payable	(29,923)	4,225
Security deposits	19,700	1,901
Net cash used in Operating Activities	(119,832)	(163,449)

INVESTING ACTIVITIES:
Building improvements	(19,044)	-
Commission	(12,500)	-
Escrow refund	-	6,901
Cash acquired on the acquisition of Akebia Investments LLC and Zinnia Investments LLC	-	14,918
Net cash provided by (used in) Investing Activities	(31,544)	21,819

FINANCING ACTIVITIES
Property indebtedness – principal payments	(22,202)	(16,235)
Related party advances	135,900	195,400
Proceeds from an advance	12,000	-
Preferred shares	40,000	-
Promissory note repayments	(24,000)	(29,000)
Net cash provided by Financing Activities	141,698	150,165
Net decrease in cash	(9,678)	(8,535)
Cash, beginning of the year	11,988	20,523
Cash, end of the year	$2,310	$11,988

Supplemental cash flow information:
Cash paid of interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Notes to the Financial Statements

December 31, 2018

NOTE 1 – NATURE OF BUSINESS

Hubilu Venture Corporation (“the Company”) was incorporated under the laws of the state of Delaware on March 2, 2015 and is a publicly traded real estate consulting, asset management and business acquisition company, which specializes in acquiring student housing income properties and development/business opportunities located near within the Los Angeles area.

NOTE 2 – BASIS OF PRESENTATION AND ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements include the accounts of the Company and each of its wholly owned subsidiaries: Akebia Investments LLC, Zinnia Investments, LLC, Sunza Investments, LLC and Lantana Investments LLC. All intercompany transactions have been eliminated on consolidation.

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2018, the Company had not yet achieved profitable operations, had an accumulated deficit of $913,315 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

The Company’s methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and/or appraised values. When the Company acquires operating real estate properties, the purchase price is allocated to land, building, improvements, leasing costs, intangibles such as in-place leases, assumed debt, if any, and to current assets and liabilities acquired, if any. The value allocated to in-place leases is amortized over the related lease term and reflected as rental income in the consolidated statements of operations.

When the Company acquires a property, it allocates the aggregate purchase price to tangible assets, consisting of land, building, site improvements and furniture, fixtures and equipment, and identifiable intangible assets component at the time of purchase. The Company follows the guidance as outlined in ASC 805-10, Business Combinations, as amended by ASU 2017-01. As described below in the section entitled New Accounting Pronouncements, Accounting Standards Update 2017-01 was adopted by the Company effective January 1, 2017, which changed the definition of a business. Under this new guidance most property acquisitions made by the Company will fall within the category of acquired assets rather than acquired businesses. This distinction will cause the Company to capitalize its costs for acquisitions, allocate them to the fair value of acquired assets and liabilities and amortize these costs over the remaining useful lives of those assets and liabilities. Should the Company complete any acquisitions in the future which qualify as acquisitions of businesses, associated acquisition costs would be expensed as incurred.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2018.

Loss per Share

The Company’s basic loss per share are calculated by dividing its net loss available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive loss per share is calculated by dividing its net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-1, “Business Combinations: Clarifying the Definition of a Business.” The pronouncement changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The pronouncement requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU 2017-1 effective April 1, 2017. In respect of the Company’s acquisition of Sunza Investments LLC and Lantana Investments LLC in 2018, it was concluded substantially all of the fair value of the assets acquired with each property acquisition was concentrated in a single identifiable asset and did not meet the definition of a business.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard until the first quarter of 2018. Subsequently, the FASB has issued multiple ASUs clarifying ASU 2014-09 and ASU 2015-14. Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue is generally recognized net of allowances and any taxes collected from customers and subsequently remitted to governmental authorities. The majority of the Company’s revenue is derived from rental income, which is scoped out from this standard and will be accounted for under ASU 2016-02, Leases. The Company’s other revenue streams, which are being evaluated under this ASU, include but are not limited to management fees, non-recurring rental and non-rental related income and gains and losses from real estate dispositions. The Company adopted the new standard as of January 1, 2018 using the modified retrospective approach, applying the provisions to open contracts as of the date of adoption. There was no material effect on the Company’s consolidated financial statements on the adoption of ASU 2014-09.

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

Under the terms of the Akebia Acquisition, the Company’s consideration for the Purchase Price was: (1) a $710,000 All Inclusive Deed of Trust (“Akebia AITD”), secured by the Akebia Property and a promissory note (the “Akebia Note”), which bears interest at 6% and (2) 180,000 shares of the Company’s Series 1 Convertible Preferred Stock at an issuance price of $1 per share, for $180,000 (Note 10). The Akebia AITD was reduced to $702,462 after adjustments for closing costs at the date of purchase of the Akebia Property.

The principal balance owed on the Akebia AITD as at December 31, 2018 is $585,935 and the principal balance owed on the promissory note included in the Akebia AITD at December 31, 2018 is $92,462.

The Akebia AITD includes terms of repayment of $100,000 due August 1, 2020. Once the initial repayment of $100,000 has been made, the interest rate on the remaining balance of the Akebia AITD will reduce to 4% per annum.

NOTE 5–ACQUISITION OF ZINNIA INVESTMENTS, LLC.

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

Under the terms of the Zinnia Acquisition, the Company’s consideration for the Purchase Price was: (1) a $655,000 All Inclusive Deed of Trust (“Zinnia AITD”), secured by the Zinnia Property and a promissory note (the “Zinnia Note”), which bears interest at 6% and (2) 270,000 shares of the Company’s Series 1 Convertible Preferred Stock at an issuance price of $1.00 per share, for $270,000 (Note 10). The Zinnia AITD was reduced to $654,810 after adjustments for closing costs at the date of purchase of the Akebia Property.

During the year ended December 31, 2018, the Company made principal payments totaling $24,000 on the Zinnia Note with the principal balance owed on the Zinnia AITD as at December 31, 2018 being $485,294. The principal balance owing on the promissory note included in the Zinnia AITD as at December 31, 2018 is $89,593.

The Zinnia AITD includes terms of repayment of $145,000 one year from the date of inception and the remaining balance due on the Zinnia Note’s second anniversary date. Once the initial repayment of $145,000 has been made, the interest rate on the remaining balance of the Zinnia AITD will be reduced to the greater of 3.5% per annum or the 11th District Cost of Funds Index plus 2.8% including a provision that the rate cannot be greater than 9.0%.

NOTE 6–ACQUISITION OF SUNZA INVESTMENTS, LLC.

On May 30, 2018, the Company entered into a contract to purchase personal property (“the Sunza Agreement”) with Adlon Investments, Inc. a Wyoming Corporation (“Adlon”), to acquire its 100% membership interest in Sunza Investments, LLC, a Wyoming Limited Liability Company (“Sunza”). Adlon was 100% owned by Jacaranda Investments, Inc., a Wyoming Corporation (“Jacaranda”), which is 100% owned by the Company’s Chairman and CEO. Adlon Investments, Inc., Jacaranda Investments, Inc., are related parties to this purchase. The purchase closed on May 31, 2018. Sunza’s sole asset was the real property located at 3910 Walton Avenue, Los Angeles, CA 90037 (the “Property”).

Under the terms of the Sunza Agreement, the Company’s purchase price is $510,000 (“the Purchase Price”), which is comprised of the following: (1) a $325,500 promissory note dated April 5, 2018 (the “Note”) and a First Deed of Trust, secured by the Property, whereby Sunza, as Trustee of the 3910 Walton Avenue Trust, dated April 3, 2018 (“Maker”) promises to pay Belladonna Lily Investments, Inc, a Wyoming Corporation the sum of $325,500 with interest only from April 5, 2018 on unpaid principal at the rate of 6% per annum. The Company is paying monthly instalment payments of $1,627.50 until April 30, 2020, at which time the entire principal balance together with interest due thereon, shall become due and payable; and (2) a $184,500 promissory note (the “2nd Note”) secured by a 2nd Trust Deed and payable to Belladonna Lily Investments, Inc, a Wyoming Corporation with interest only until the April 30, 2020, at which time the entire Principal balance together with interest is due thereon, shall become due and payable.

On September 27, 2018, the Company closed the acquisition of the real property located at 3910 Wisconsin Street, Los Angeles California for a purchase price of $487,500. The terms of the acquisition is subject to three loans: (1) A first position note (the “1st Note”) with unpaid principal balance of $252,228 taken subject to the Property Sellers owing their lender, whose terms of payments are principal and interest, with payments commencing November 1, 2018, on unpaid principal at the rate of 4.375% per annum. Interest only payable in monthly installments of $1,627.50 or more on the 1st day of each month beginning on the November 1, 2018, and continuing until October 1, 2036, at which time the entire principal balance together with interest due thereon, shall become due and payable; (2) A $200,000 second position note owing by Sunza to Yerba Mate Corporation, whose terms of payments due were interest only, payable from November 1, 2018 on unpaid principal at the rate of 9% per annum. Interest only consist of interest only monthly installments of $1,500.00 that commenced on November 1, 2018, and continuing until October 31, 2020, at which time the entire principal balance together with any outstanding interest due thereon, shall become due and payable; and (3) a $40,000 third position note owing by Sunza to Belladonna Lily Investments, Inc., whose terms of payments consist of interest only monthly installments at the rate of 9% per annum at the amount of $300 payable from November 1, 2018 until April 30, 2022, at which time the entire principal balance together with any outstanding interest due thereon, shall become due and payable.

As of December 31, 2018, the principal balances of the notes owed on the Sunza properties totals $1,002,228.

NOTE 7–ACQUISITION OF LANTANA INVESTMENTS, LLC.

On December 31, 2018, the Company acquired the 100% membership interest in Lantana Investments, LLC, a Wyoming Limited Liability Company (“Lantana”) from Jacaranda Investments, Inc. (“Jacaranda”). Jacaranda is wholly owned by our Chairman and CEO. Jacaranda Investments, Inc. is a related party to the transaction.

Lantana’s sole asset is the building and land located at 1557 W. 29th Street, Los Angeles CA (“the Lantana Property”). Under the terms of the agreement, the Company acquired the 100% membership interest in Lantana for $643,500 (“the Purchase Price”) payable as follows: (1) a $443,500 promissory note (the “Lantana Note”) with principal and interest payments of $2,531.65 payable until the October 30, 2048, at which time the entire principal balance together with interest is due thereon. The Lantana Note is secured by a 1st Trust Deed and is fixed for 7 years and thereafter adjusted to 1 year LIBOR plus 5.25%; and (2) a $200,000 promissory note (the “Lantana Second Note”) secured by a 2nd Trust Deed and owing to Belladonna Lily Investments, Inc. The Lantana Second Note bears interest at 6.85% per annum with interest only monthly payments of $1,141.67 until October 30, 2022 at which time the entire principal balance together with interest due thereon, shall become due and payable.

As at December 31, 2018, the principal balance of the notes owed on the Lantana Property totals $643,500.

Note 8-Continuity Schedule

The change in the real estate property investments for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017

Balance, beginning of the year	$1,786,257	$-
Acquisitions:	1,645,225	1,786,257
	3,431,482	1,786,257
Capital improvements	32,046	-
Balance, end of the year	$3,463,528	$1,786,257

The change in the accumulated depreciation for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
Balance, beginning of the year	$49,555	-
Depreciation charge for the period	39,312	49,555
Balance, end of the year	$88,867	$49,555

The Company's real estate investments as at December 31, 2018 is summarized as follows:

	Initial cost to the Company		Capital	Accumulated
Property	Land	Building	Improvements	Depreciation	Encumbrances

3711 South Western Ave	$508, 571	$383,716	$12,400	$43,187	$585,935
2909 South Catalina	$565,839	$344,856	$4,749	$37,996	$485,294
3910 Wisconsin Ave	$337,500	$137,500	$14,897	$2,083	$510,000
3910 Walton Ave	$318,098	$191,902	$-	$4,711	$492,228
1557 West 29th	$496,609	$146,891	$-	$890	$643,500
	2,226,617	1,204,865	32,046	88,867	$2,716,957

NOTE 9–PROPERTY INDEBTEDNESS

The Company’s mortgages are summarized as follows:

			Stated interest rate
	Principal balance		as at
	December 31, 2018	December 31, 2017	December 31, 2018	Maturity date
Akebia Property	$585,935	$597,408	3.95%	August 1, 2021
Zinnia Property	485,294	496,024	3.50%	July 25, 2021
Sunza Properties
- 3910 Walton Ave.	510,000	-	6.00%	April 30, 2020
- 3910 Wisconsin Street
- First Note	252,228	-	4.375%	October 1, 2036
- Second Note	200,000	-	9.00%	September 27, 2020
- Third Note	40,000	-	9.00%	April 30, 2022
Lantana Property
- First Note	443,500	-	6.85%	November 1, 2025
- Second Note	200,000	-	6.85%	October 30, 2022
	$2,716,957	$1,093,432

For the period from the January 1, 2018 to December 31, 2018, the Company made principal payments totaling $22,202 on the mortgages payable. For the period from the January 1, 2017 to December 31, 2017, the Company made principal payments totaling $16,235 on the mortgages payable.

Scheduled repayments on mortgages payable are as follows:

Year ending December 31,
2019	$32,877
2020	743,875
2021	35,183
2022	276,542
2023	37,955
Thereafter	1,790,525
$2,916,957

Under the terms of the Akebia Acquisition, the Company’s consideration for the Purchase Price included a promissory note, which bears interest at 4%. During the year ended December 31, 2018, the Company recorded $7,298 in interest expense. As at December 31, 2018, the principal balance owing on the promissory note included in the Akebia AITD as at December 31, 2018 is $92,462.

Under the terms of the Zinnia Acquisition, the Company’s consideration for the Purchase Price included a promissory note, which bears interest at 3.5%. During the year ended December 31, 2018, the Company made principal payments totaling $24,000 (2017 - $29,000) on the Zinnia Note and recorded $9,560 (2018 - $9,015) in interest expense. As at December 31, 2018, the principal balance owing on the promissory note included in the Zinnia AITD as at December 31, 2018 is $89,593.

NOTE 10–SERIES 1 CONVERTIBLE PREFERRED SHARES

The Company has authorized and designated 2,000,000 shares of Series 1 convertible preferred stock (the “Preferred Stock”). In September 2016, the Company issued 10,400 shares of Preferred Stock at an issuance price of $1 per share, for proceeds of $10,400 and in April 2017, the Company issued 450,000 shares of Preferred Stock in connection with the Akebia and Zinnia Acquisitions. (Notes 4 and 5). In January 2018, the Company issued 20,000 shares of Preferred Stock at an issuance price of $1per share, for proceeds of $20,000. In March 2018, the Company issued 20,000 shares of Preferred Stock at an issuance price of $1.00 per share, for gross proceeds of $20,000.

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

The Preferred Stock matures on September 30, 2019.

The predominant settlement obligation of the Series 1 Convertible Preferred shares was considered to be the issuance of a variable number of shares to settle a fixed monetary amount. Thus, these shares are scoped into the guidance of ASC 480-10 and are accounted for as a liability as at December 31, 2018 and 2017.

	# of Shares	Amount	Dividend in Arrears	Total
Balance, December 31, 2016	10,400	$10,400	$520	$10,920
Akebia Acquisition	180,000	180,000	6,750	186,750
Zinnia Acquisition	270,000	270,000	10,125	280,125

Balance, December 31, 2017	460,400	$460,400	$17,395	$477,795
Issuance of shares for cash	40,000	20,000	1,732	41,732
Dividends for prior year shares	-	-	23,020	23,020

Balance, December 31, 2018	500,400	$500,400	$42,147	$542,547

NOTE 11–INCOME TAXES

The Company did not record a provision for income taxes for the years ended December 2018 and 2017 due to a full valuation allowance against its deferred tax assets.

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

The difference between the provision for income taxes and income taxes computed using the effective U.S. federal statutory rate is as follows:

	December 31, 2018	December 31, 2017

Expected tax recovery at the statutory rate	$(88,000)	$(75,000)
Impact of the 2017 Tax Act	-	73,000
Non-deductible items	41,000	-
Adjustment of the prior year tax provision	-	(11,000)
Change in valuation allowance	47,000	13,000
Provision for income taxes	$-	$-

Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2018	December 31, 2017

Net operating loss carry-forwards	$164,000	$117,000
Valuation allowance	(164,000)	(117,000)
	$-	$-

At December 31, 2018, the Company has accumulated net operating losses totaling approximately $782,000 which may be available to carry forward and offset future years’ taxable income.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance against its deferred tax asset.

NOTE 12–RELATED PARTY TRANSACTIONS

As at December 31, 2018, Jacaranda Investments, Inc., the Company’s majority shareholder, has advanced the Company $485,300 (2017 - $349,400). These advances are unsecured and do not carry an interest rate or repayment terms.

NOTE 13–SUBSEQUENT EVENT

Subsequent to December 31, 2018, the Company issued 221,625 common shares in exchange for services.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2018 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2018. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Material weaknesses identified:

●	The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

●	Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2018 assessment of the effectiveness of our internal control over financial reporting.

Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The persons named above have held their offices/positions since March 5, 2015 and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders. Effective December 31, 2018, Eric Klein, Vice President of Operations and Business Development, is no longer consulting or working with the company. Effective December 31, 2018, Jose DeCastro, Vice President of Marketing is no longer an officer of the company, but he continues to consult with the company through his entity Ethics SCS, Inc.

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

Currently we have one officer and one director and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

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

Board of Directors

Our sole director holds office until the completion of his term of office, which is not longer than one year, or until his successor(s) have been elected. Our sole director’s term of office expires on March 31, 2020. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the year ended December 31, 2018 and 2017, compensation awarded to or paid to, or earned by, our Chief Executive Officer and other officers (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
David Behrend CEO, President, CFO and Director	2018	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-

Maurice Simone, III, Vice President &
Secretary	2018	-	500	1,500	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-

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

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Except as set forth above for Mr. Simone, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2018 and 2017.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 31, 2019, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of July 31, 2019, we had 25,952,125 shares of common stock outstanding, which are held by 69 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Jacaranda Investments, Inc. (1) 205 South Beverly Drive, Suite 205 Beverly Hills, CA 90212	25,000,000	96.33%

Common Stock	Maurice Simone 205 South Beverly Drive, Suite 205 Beverly Hills, CA 90212	125,000	0.48%

Common Stock	Tracy Black-Van Wier 205 South Beverly Drive, Suite 205 Beverly Hills, CA 90212	71,625	0.28%

	All Officers and Directors as a Group (2 persons)	25,196,625	97.10%

(1)	David Behrend, the sole shareholder of Jacaranda Investments, Inc., has dispositive control over the shares. Since he will continue to control us, investors in our common or preferred offering will be unable to change the course of our operations. Thus, our shares lack the value normally attributable to voting rights. This could result in a reduction in value of the shares you own because of their ineffective voting power.

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

On March 5, 2015, we sold 25,000,000 shares of our common stock to David Behrend, our president, chief executive officer, chief financial officer, and sole director. These shares were issued in for $75,000 in cash or $0.003 per share. On April 30, 2015, David Behrend transferred all his shares to Jacaranda Investments, Inc., (“Jacaranda”) a corporation wholly owned by him in exchange for shares in that corporation. Jacaranda has advanced us $485,000 for working capital.

Jacaranda owns 100% of Kapok Investments, LLC and 100% of Elata Investments, LLC, which are the two targets we have entered into the non-binding letters of intent to acquire.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended December 31, 2018 and 2017:

Dale Matheson Carr-Hilton Labonte

	2018	2017

Audit Fees	$51,405	$55,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$51,405	$55,000

The fees included above Dale Matheson Carr-Hilton Labonte during the year ended December 31, 2017 relates to an estimate of the audit fees of the Company’s annual consolidated financial statements filed on Form 10-K for the year ended December 31, 2018.

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided for the fiscal years ended December 31, 2018 and 2017 in connection with statutory and regulatory filings or engagements.

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

HUBILU VENTURE CORPORATION

August 30, 2019	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 30, 2019	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer) and
Sole Director

