Form 10-Q
period 2019-03-31
Hubilu Venture Corp
filed 2019-11-18
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 5, 2019, the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 25,952,125.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Condensed Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Land	$2,226,617	$2,226,617
Building and Improvements	1,286,499	1,236,911
	3,513,116	3,463,528
Accumulated Depreciation	(99,380)	(88,866)
	3,413,736	3,374,662
Cash	8,156	2,310
Deposits	6,600	6,600
Prepaid expenses	1,500	1,500

TOTAL ASSETS	$3,429,992	$3,385,072

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Property indebtedness	$2,785,788	$2,716,957
Accounts payable	305	83
Security deposits	45,230	34,995

Loan Payable	-	12,000
Promissory notes payable	182,055	182,055
Preferred shares	548,802	542,547
Due to related party	496,445	485,300

TOTAL LIABILITIES	4,058,625	3,973,937

STOCKHOLDERS’ DEFICIT
Common Stock Authorized 100,000,000 common shares, $0.001 par, 25,952,125 issued and outstanding on March 31, 2019 (December 31, 2018: 25,730,500)	25,953	25,731
Additional paid-in capital	475,797	298,719
Accumulated Deficit	(1,130,383)	(913,315)
TOTAL STOCKHOLDERS’ DEFICIT	(628,633)	(588,865)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$3,429,992	$3,385,072

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Unaudited Condensed Statements of Operations

(unaudited)

	Three months ended March 31, 2019	Three months ended March 31, 2018

Rental Income	$82,750	$40,196

Expenses

General & administrative	18,723	8,047
Consulting	196,600	278,185
Depreciation	10,514	16,301
Professional fees	6,075	399
Property taxes	4,823	-
Rent	6,900	6,900
Repairs and maintenance	2,027	2,559
Transfer agent and filing fees	200	300
Utilities	4,449	3,972
Operating Expenses	250,311	316,663

Consulting Income	-	(2,500)
Dividends accrued for preferred shares	6,255	-
Promissory note interest	3,965	4,484
Mortgage interest	39,287	9,958
	49,507	11,842
Net loss for the period	$217,068	$288,309
Basic and diluted loss per share	$0.01	$0.01
Weighted average shares outstanding	25,875,788	25,701,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Unaudited Consolidated Statement of Stockholders’ Deficit

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	25,526,500	$25,527	$102,123	$(542,842)	$(415,192)
Shares issued for services rendered	204,000	204	196,596	-	196,800
Net loss	-	-	-	(370,473)	(370,473)
Balance, December 31, 2018	25,730,500	25,731	298,719	(913,315)	(588,865)
Shares issued for services rendered	221,625	222	177,078	-	177,300
Net loss	-	-	-	(217,068)	(217,068)
Balance, March 31, 2019	25,952,125	$25,953	$475,797	$(1,130,383)	$(628,633)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Unaudited Condensed Statement of Cash Flows

(unaudited)

	For the three months ended March 31, 2019		For the three months ended March 31, 2018
OPERATING ACTIVITIES
Net loss		$(217,068)	$(288,309)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Depreciation		10,514	16,301
Dividends accrued for preferred shares		6,255	-
Stock-based compensation		177,300	260,160
Changes in operating assets and liabilities:
Accounts Payable		222	-
Security deposits		10,235	(29,216)
Net cash used in operating activities		(12,542)	(41,064)

INVESTING ACTIVITIES:
Building improvements		(49,588)	(16,725)
Net cash used in investing activities		(49,588)	(16,725)

FINANCING ACTIVITIES

Property indebtedness		56,831	(5,509)
Loans payable		-	-
Promissory Notes Repayments		-	(10,000)
Advance payable		-	26,500
Advance from related party		11,145	25,000
Preferred Shares issued		-	40,000

Net cash provided by financing activities		67,976	75,991

Change in cash		5,846	18,202
Cash, beginning of the period		2,310	11,988

Cash, end of the period		$8,156	$30,190

Supplemental cash flow information:
Cash paid for interest	$		$-
Cash paid for income taxes		$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Notes to the Unaudited Condensed Financial Statements

March 31, 2019

(unaudited)

NOTE 1 – NATURE OF BUSINESS

Hubilu Venture Corporation (“the Company”) was incorporated under the laws of the state of Delaware on March 2, 2015 and is a publicly traded real estate consulting, asset management and business acquisition company, which specializes in acquiring student housing income properties and development/business opportunities located near the Los Angeles Metro/subway stations and within the Los Angeles area

NOTE 2 – BASIS OF PRESENTATION AND ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements include the accounts of the Company and each of its wholly owned subsidiaries: Akebia Investments LLC, Zinnia Investments, LLC, Sunza Investments, LLC, and Lantana Investments LLC. All intercompany transactions have been eliminated on consolidation.

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2019, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,130,383 and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. Management intends to focus on raising additional funds either by way of debt or equity issuances in order to continue operations. The Company cannot provide any assurance or guarantee that it will be able to obtain additional financing or generate revenues sufficient to maintain operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with Securities and Exchange Commission rules and regulations and generally accepted accounting principles in the United States of America (“US GAAP”) and in the opinion of management contain all adjustments ) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

New Accounting Pronouncements

Adopted in the Current Year

In February 2016, the Financial Accounting Standards Board, or FASB, established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessors to classify leases as a sales-type, direct financing, or operating lease and requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements.

The Company adopted the new standard effective January 1, 2019 and elected the effective date method for the transition. The Company elected the following practical expedients:

●	Transition method practical expedient – permits the Company to use the effective date as the date of initial application. Upon adoption, the Company did not have a cumulative-effect adjustment to the opening balance of retained earnings. Financial information and disclosures for periods before January 1, 2019 were not updated.

●	Short-term lease practical expedient – permits the Company not to recognize leases with a term equal to or less than 12 months.

Lessor Accounting

The accounting for lessors under the new standard remained relatively unchanged with a few targeted updates impacting the Company, which included: (i) narrower definition of initial direct costs that requires certain costs to be expensed rather than capitalized, and (ii) provisions for uncollectible rents to be recorded as a reduction in revenue rather than as bad debt expense.

Lessee Accounting

The new standard requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating at inception, with classification affecting the pattern and recording of expenses in the statement of operations. Upon transition the Company recognized right-of use assets and lease liabilities principally for its office lease. There was no impact on the Company’s financial statements on the adoption of Topic 842 given that its office lease does not exceed 12 months in duration.

NOTE 4 - INVESTMENTS IN REAL ESTATE

The change in the real estate property investments for the is as follows:

	Three months ended March 31, 2019	Year ended December 31, 2018

Balance, beginning of the period	$3,463,528	$1,786,257
Acquisitions:	-	1,645,225
	3,463,528	3,431,482
Capital improvements	49,588	32,046
Balance, end of the year	$3,513,116	$3,463,528

The change in the accumulated depreciation for the three months ended March 31, 2019 and 2018 is as follows:

	March 31, 2019	March 31, 2018
Balance, beginning of the period	$88,866	$49,555
Depreciation charge for the period	10,514	16,301
Balance, end of the period	$99,380	$65,856

The Company’s real estate investments as at March 31, 2019 is summarized as follows:

	Initial Cost to the Company		Capital	Accumulated
	Land	Building	Improvements	Depreciation	Encumbrances
3711 South Western Ave	$508,571	$383,716	$12,400	$46,487	$583,001
2909 South Catalina Street	565,839	344,856	4,749	40,909	482,680
3910 Wisconsin Ave	337,500	137,500	60,419	3,543	510,000
3910 Walton Ave	318,098	191,902	-	6,310	566,607
1557 West 29th	496,609	146,891	4,066	2,131	643,500
	$2,226,617	$1,204,865	$81,634	$99,380	$2,785,788

NOTE 5 – PROPERTY INDEBTEDNESS

The Company’s mortgages are summarized as follows:

			Stated interest
	Principal balance		rate as at
	March 31, 2019	December 31, 2018	March 31, 2019	Maturity date	Security Deposits
Akebia Property	$583,001	$585,935	3.95%	August 1, 2021	$8,480
Zinnia Property	482,680	485,294	3.50%	July 25, 2021	14,200
Sunza Properties
- 3910 Walton Ave.	510,000	510,000	6.00%	April 30, 2020	11,000
- 3910 Wisconsin Street					-
- First Note	251,107	252,228	4.375%	October 1, 2036
- Second Note	200,000	200,000	9.00%	September 27, 2020
- Third Note	115,500	40,000	9.00%	April 30, 2022
Lantana Property					11,550
- First Note	443,500	443,500	6.85%	November 1, 2025
- Second Note	200,000	200,000	6.85%	October 30, 2022
	$2,785,788	$2,716,957			$45,230

NOTE 6 – PROMISSORY NOTES PAYABLE

March 31, 2019	December 31, 2018

$182,055	$182,055

Under the terms of the acquisition of the Akebia property at 3711 South Western Avenue, the Company’s consideration for the acquisition included a promissory note (“Akebia Note”). As at March 31, 2019, the Akebia Note had a principal balance of $92,462 and for the three months then ended, the Company paid interest of $1,825 in respect of the Akebia Note.

Under the terms of the acquisition of the Zinnia property at 2909 South Catalina Street, the Company’s consideration for the acquisition included a promissory note (“Zinnia Note”). As at March 31, 2019, the Akebia Note had a principal balance of $89,593 and for the three months then ended, the Company paid interest of $2,140 in respect of the Zinnia Note.

NOTE 7 – RELATED PARTY TRANSACTIONS

Jacaranda Investments, Inc., the Company’s majority shareholder, has advanced the Company $11,145 this quarter. These advances are unsecured and do not carry an interest rate or repayment terms.

NOTE 8 – SERIES 1 CONVERTIBLE PREFERRED SHARES

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

The Preferred Stock matures on September 30, 2019.

The predominant settlement obligation of the Series 1 Convertible Preferred shares was considered to be the issuance of a variable number of shares to settle a fixed monetary amount. Thus, these shares are scoped into the guidance of ASC 480-10 and are accounted for as a liability as at March 31, 2019 and December 31, 2018.

	# of Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2017	460,400	$460,400	$17,395	$477,795
Issuance of shares for cash	40,000	20,000	1,732	41,732
Dividends for prior year shares	-	-	23,020	23,020

Balance, December 31, 2018	500,400	500,400	42,147	542,547
Dividends accrued			6,255	6,255
Balance, March 31, 2019	500,400	$500,400	48,402	$548,802

NOTE 9 – STOCKHOLDER’S EQUITY

During the three months ended March 31, 2019 the Company issued 221,625 common shares at a fair value of $0.80 per share based on their quoted market price for consulting services, including bookkeeping and accounting services, online marketing services and real estate analysis. The Company recognized consulting fees of $177,300 in connection with this share issuance.

NOTE 10 – SUBSEQUENT EVENT

On July 12, 2019, the Company acquired 100% membership interest in Elata Investments, LLC., and its real property asset located at 1267 W. 38th Street, Los Angeles.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three-months ended March 31, 2019 and 2018, respectively. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

Our mission statement is Strategic Growth through Smart Ventures, which is designed to focus on real estate opportunities that we believe are recession proof and have limited downside risk, while offering high upside potential in equity appreciation and cash flow. We will also continue to assist investors and professionals in the early stage analysis of market opportunities and the evaluation of properties prior to them committing capital for the purchase or the leasing of real estate properties. For our consulting services, we are focusing our marketing efforts in the commercial markets; however, we are also looking at residential and income producing markets. We are using the Internet as well as the services of independent sales consultants to market our services to investors and professionals in Southern California with our primary efforts focused in Beverly Hills and Los Angeles near the University of Southern California campus. Our real estate acquisitions division will actively be pursuing real estate acquisitions near the University of Southern California campus. We have had limited consulting operations and have limited financial resources.

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

In addition to executing five purchase contracts, we updated and launched our website and began marketing the company on various social media platforms including LinkedIn, Twitter, and Facebook.

As of March 31, 2019, we had $8,156 cash on hand and in the bank. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing from related or third parties. The additional equity financings will likely be in the form of private placements of common stock. As of March 31, 2019, the Company has borrowed $496,445 from its majority shareholder.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2019 and 2018, respectively, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Revenues. Our revenues increased to $82,750 for the three months ended March 31, 2019 compared to $40,196 for the comparable period in 2018. The increase is due to the acquisition of 4 new properties.

Operating expenses. Operating expenses include general and administrative expenses, consulting expense, depreciation, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filing fees, and utilities. In total, operating expenses decreased $66,352 to $250,311 for the three months ended March 31, 2019 compared to $316,663 for the comparable period in 2018. The decrease is primarily due to lesser charges incurred with respect to the fair value of common shares issued for consulting fees.

General and administrative expenses increased $10,676 to $18,723 for the three months ended March 31, 2019 compared to $8,047 for the comparable period in 2018.

Consulting expenses decreased $81,585 to $196,600 for the three months ended March 31, 2019 compared to $278,185 for the comparable period in 2018. The decrease is attributable to the Company using less consultants.

Depreciation expense decreased $5,787 to $10,514 for the three months ended March 31, 2019 compared to $16,301 for the comparable period in 2018.

Professional fees increased $5,676 to $6,075 for the three months ended March 31, 2019 compared to $399 for the comparable period in 2018. The increase is primarily due to the timing of the invoices provided by our professional advisors.

Property tax expense increased $4,823 to $4,823 for the three months ended March 31, 2019 compared to $0 for the comparable period in 2018. The increase is due to paying our taxes earlier in the first quarter.

Rent expense stayed stable $6,900 for the three months ended March 31, 2019 which is that same at $6,900 for the comparable period in 2018.

Repairs and maintenance expense decreased $532 to $2,027 for the three months ended March 31, 2019 compared to $2,559 for the comparable period in 2018. Even though we acquired an additional property during the quarter, our aggressive management and excellent condition of the properties resulted in reductions of repairs and maintenance.

Transfer Agent and Filing Fees decreased $100 to $200 for the three months ended March 31, 2019 compared to $300 for the comparable period in 2018. The decrease is due to less monthly fees paid.

Utilities expense increased $477 to $4,449 for the three months ended March 31, 2019 compared to $3,972 for the comparable period in 2018. The increase is due to additional property acquisitions.

Promissory Note Interest expense decreased $519 to $3,965 for the three months ended March 31, 2019 compared to $4,484 for the comparable period in 2018.

Mortgage Interest increased $29,429 to $39,287 for the three months ended March 31, 2019 compared to $9,858 for the comparable period in 2018. The increase is due to the acquisition of 4 new properties.

Net loss. Our net loss decreased $71,241 to $217,068 for the three months ended March 31, 2019 compared to $288,309 for the comparable period in 2018. The decrease is attributable to the revenue and expenses discussed above.

Liquidity and Capital Resources. For the three months ended March 31, 2019, we borrowed $9,500 from our majority shareholder, which was advanced to us interest free. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $3,429,992 as of March 31, 2019, consisting of $3,413,736 in net property assets, $8,156 in cash, $6,600 in deposits and $1,500 in prepaid expenses.

Our total liabilities are $4,058,625 as of March 31, 2019.

As of March 31, 2019, our total stockholders’ deficit was $628,633 and our accumulated deficit was $1,130,383.

We had $12,542 in cash used in operating activities for the three months ended March 31, 2019 including $217,068 in net loss which was offset by non-cash charges of $10,514 for depreciation, $177,300 in stock based compensation, $6,255 in respect of accrued preferred share dividends, a net increase of $222 in accounts payable and $10,235 in security deposits.

We used $49,588 in investing activities for the three months ended March 31, 2019, which was used for building additions and improvements.

We had $67,976 in cash provided by financing activities for the three months ended March 31, 2019.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2019.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company spent $ 49,588 on building improvements during the three months ended March 31, 2019.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2019, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

November 18, 2019	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

