Form 10-Q
period 2019-06-30
Hubilu Venture Corp
filed 2019-12-10
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 10, 2019 the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 25,952,125.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Real Estate, at cost
Land	$2,226,617	$2,226,617
Building and Improvements	1,298,052	1,236,911
	3,524,669	3,463,528
Accumulated Depreciation	(111,912)	(88,867)
	3,412,757	3,374,661
Cash	18,402	2,310
Deposits	6,600	6,600
Prepaid expenses	1,500	1,500

TOTAL ASSETS	$3,439,259	$3,385,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Property indebtedness	$2,854,422	$2,716,957
Accounts payable	904	82
Security deposits	60,910	34,995

Loan Payable	-	12,000
Promissory notes payable	182,055	182,055
Preferred shares	555,057	542,547
Due to related party	494,145	485,300

TOTAL LIABILITIES	4,147,493	3,973,936

STOCKHOLDERS’ DEFICIT
Common Stock Authorized 100,000,000 common shares, $0.001 par, 25,952,125 issued and outstanding on June 30, 2019 (December 31, 2018: 25,730,500)	25,953	25,731
Additional paid-in capital	492,950	298,719
Accumulated Deficit	(1,227,137)	(913,315)
TOTAL STOCKHOLDERS’ DEFICIT	(708,234)	(588,865)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$3,439,259	$3,385,071

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018

Rental Income	$108,749	$55,652	$191,499	$95,848

Expenses

General & administrative	13,621	6,875	32,344	14,922
Consulting	50,267	25,763	246,867	303,948
Depreciation	12,531	19,315	23,045	35,616
Professional fees	10,218	15,459	16,293	15,858
Property taxes	5,284	10,091	10,107	10,091
Rent	7,200	6,900	14,100	13,800
Repairs and maintenance	2,635	1,520	4,662	4,079
Wages and benefits	32,200	-	32,200	-
Transfer agent and filing fees	480	495	680	795
Utilities	3,204	2,977	7,653	6,949
Operating Expenses	137,640	89,395	387,951	406,058

Consulting Income	-	-	-	(2,500)
Dividends accrued for preferred shares	6,255	16,487	12,510	16,487
Write-off of loan receivable	5,000	-	5,000	-
Promissory note interest	19,730	4,335	23,695	8,819
Mortgage interest	36,878	9,798	76,165	19,656
	67,863	30,620	117,370	42,462
Net loss for the period	$96,754	$64,363	$313,822	$352,672
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding	25,952,125	25,730,500	25,912,943	25,715,914

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statement of Stockholders’ Deficit

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	25,526,500	$25,527	$102,123	$(542,842)	$(415,192)
Shares issued for services rendered	204,000	204	196,596	-	196,800
Net loss	-	-	-	(370,473)	(370,473)
Balance, December 31, 2018	25,730,500	25,731	298,719	(913,315)	(588,865)
Shares issued for services rendered	221,625	222	177,078	-	177,300
Imputed interest	-	-	17,153		17,153
Net loss	-	-	-	(313,822)	(313,822)
Balance, June 30, 2019	25,952,125	$25,953	$492,950	$(1,227,137)	$(708,234)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
OPERATING ACTIVITIES
Net loss	$(313,822)	$(352,672)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Depreciation	23,045	35,616
Imputed interest	17,153	-
Dividends accrued for preferred shares	12,510	12,874
Stock-based compensation	177,300	260,160
Changes in operating assets and liabilities:
Accounts Payable	822	(29,700)
Security deposits	25,915	18,100
Net cash used in operating activities	(57,077)	(55,622)

INVESTING ACTIVITIES:
Building improvements	(61,141)	(31,374)
	(61,141)	(31,374)

FINANCING ACTIVITIES

Advance from related party	8,845	58,000
Issuance of preferred shares	-	40,000
Promissory Notes Repayments	-	(20,000)
Loans payable	-	20,000
Property indebtedness repayments	(11,081)	-
Property indebtedness	136,546	(11,017)

Net cash provided by financing activities	134,310	86,983

Change in cash	16,092	(13)
Cash, beginning of the period	2,310	11,988

Cash, end of the period	$18,402	$11,975

Supplemental cash flow information:		-
Cash paid for interest	$87,706	$19,667
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Notes to the Consolidated Financial Statements

June 30, 2019

(unaudited)

NOTE 1 – NATURE OF BUSINESS

Hubilu Venture Corporation (“the Company”) was incorporated under the laws of the state of Delaware on March 2, 2015 and is a publicly traded real estate consulting, asset management and business acquisition company, which specializes in acquiring student housing income properties and development/business opportunities located near the Los Angeles Metro/subway stations and within the Los Angeles area.

NOTE 2 – BASIS OF PRESENTATION AND ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements include the accounts of the Company and each of its wholly owned subsidiaries: Akebia Investments LLC, Zinnia Investments, LLC, Sunza Investments, LLC, and Lantana Investments LLC. All intercompany transactions have been eliminated on consolidation.

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2019, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,227,137 and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. Management intends to focus on raising additional funds either by way of debt or equity issuances in order to continue operations. The Company cannot provide any assurance or guarantee that it will be able to obtain additional financing or generate revenues sufficient to maintain operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with Securities and Exchange Commission rules and regulations and generally accepted accounting principles in the United States of America (“US GAAP”) and in the opinion of management contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

NOTE 4- INVESTMENTS IN REAL ESTATE

The change in the real estate property investments for the six months ended June 30, 2019 and the year ended December 31, 2018 is as follows:

	Six months ended June 30, 2019	Year ended December 31, 2018

Balance, beginning of the period	$3,463,528	$1,786,257
Acquisitions:	-	1,645,225
	3,463,528	3,431,482
Capital improvements	61,141	32,046
Balance, end of the period	$3,524,669	$3,463,528

The change in the accumulated depreciation for the six months ended June 30, 2019 and 2018 is as follows:

	June 30, 2019	June 30, 2018
Balance, beginning of the period	$88,867	$49,555
Depreciation charge for the period	23,045	35,616
Balance, end of the period	$111,912	$85,171

The Company’s real estate investments as at June 30, 2019 is summarized as follows:

	Initial Cost to the Company		Capital	Accumulated		Security
	Land	Building	Improvements	Depreciation	Encumbrances	Deposits
3711 South Western Ave	$508,571	$383,716	$12,620	$50,391	$592,838	$9,560
2909 South Catalina	565,839	344,856	4,749	44,352	480,110	14,200
3910 Wisconsin Ave	337,500	137,500	65,472	5,292	627,974	11,000
3910 Walton Ave	318,098	191,902	2,397	8,244	510,000	14,600
1557 West 29th	496,609	146,891	7,949	3,633	643,500	11,550
	$2,226,617	$1,204,865	$93,187	$111,912	$2,854,422	$60,910

NOTE 5- PROPERTY INDEBTEDNESS

			Stated interest
	Principal balance		rate as at
	June 30, 2019	December 31, 2018	June 30, 2019	Maturity date
Akebia Property	$592,838	$585,935	3.95%	August 1, 2021
Zinnia Property	480,110	485,294	3.50%	July 25, 2021
Sunza Properties
- 3910 Walton Ave.	510,000	510,000	6.00%	April 30, 2020
- 3910 Wisconsin Street
- First Note	249,974	252,228	4.375%	October 1, 2036
- Second Note	200,000	200,000	9.00%	September 27, 2020
- Third Note	178,000	40,000	9.00%	April 30, 2022
Lantana Property
- First Note	443,500	443,500	6.85%	November 1, 2025
- Second Note	200,000	200,000	6.85%	October 30, 2022
	$2,854,422	$2,716,957

During the six months ended June 30, 2019, the Company incurred charges of $76,175 (June 30, 2018: $19,656) in respect of interest on its property indebtedness.

NOTE 6 – PROMISSORY NOTES PAYABLE

June 30, 2019	December 31, 2018

$182,055	$182,055

Under the terms of the acquisition of the Akebia property at 3711 South Western Avenue, the Company’s consideration for the acquisition included a promissory note (“Akebia Note”). As at June 30, 2019, the Akebia Note had a principal balance of $92,462 and for the six months then ended, the Company paid interest of $3,041 in respect of the Akebia Note. Under the terms of the acquisition of the Zinnia property at 2909 South Catalina Street, the Company’s consideration for the acquisition included a promissory note (“Zinnia Note”). As at June 30, 2019, the Zinnia Note had a principal balance of $89,593 and for the six months then ended, the Company paid interest of $3,501 in respect of the Zinnia Note.

NOTE 7 – RELATED PARTY TRANSACTIONS

As at June 30, 2019, the Company’s majority shareholder, has provided advances totaling $494,145 (December 31, 2018: $485,300). These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded an imputed interest charge of $17,153 and which was credited to additional paid-in capital.

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

The Preferred Stock matured on September 30, 2019.

	# of Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2017	460,400	$460,400	$17,395	$477,795
Issuance of shares for cash	40,000	20,000	1,732	41,732
Dividends for prior year shares	-	-	23,020	23,020

Balance, December 31, 2018	500,400	500,400	42,147	542,547
Dividends accrued			12,510	12,510
Balance, June 30, 2019	500,400	$500,400	$54,657	$555,057

NOTE 9 – STOCKHOLDER’S EQUITY

During the six months ended June 30, 2019 the Company issued 221,625 common shares at a fair value of $0.80 per share based on their quoted market price for consulting services, including bookkeeping and accounting services, online marketing services and real estate analysis. The Company recognized consulting fees of $177,300 in connection with this share issuance.

NOTE 10 – SUBSEQUENT EVENTS

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2019 and 2018, respectively. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2019 and 2018, respectively, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Revenues. Our revenues increased to $108,749 for the three months ended June 30, 2019 compared to $55,652 for the comparable period in 2018. The increase is due to the acquisition of 4 new properties.

Operating expenses. In total, operating expenses increased $48,245 to $137,640 for the three months ended June 30, 2019 compared to $89,395 for the comparable period in 2018. The increase is primarily due to the Company commencing to pay salaries and wages.

General and administrative expenses increased $6,744 to $13,619 for the three months ended June 30, 2019 compared to $6,875 for the comparable period in 2018.

Consulting expenses increased $24,504 to $50,267 for the three months ended June 30, 2019 compared to $25,763 for the comparable period in 2018.

Depreciation expense decreased $6,784 to $12,531 for the three months ended June 30, 2019 compared to $19,315 for the comparable period in 2018.

Professional fees decreased $5,241 to $10,218 for the three months ended June 30, 2019 compared to $15,459 for the comparable period in 2018. The decrease is attributable to the timing of the invoices received by the Company’s professional service providers.

Property tax expense decreased $4,807 to $5,284 for the three months ended June 30, 2019 compared to $10,091 for the comparable period in 2018. The decrease is due to paying our taxes earlier in the first quarter.

Repairs and maintenance expense increased $1,115 to $2,635 for the three months ended June 30, 2019 compared to $1,520 for the comparable period in 2018. The increase is due to a new acquisition last quarter.

The Company commenced paying wages and salaries during the three months ended June 30, 2019 and incurred $32,200 for the period compared to not having paid salaries and wages for the comparable period.

Promissory Note Interest expense increased $15,395 to $19,730 for the three months ended June 30, 2019 compared to $4,335 for the comparable period in 2018.

Mortgage Interest increased $27,080 to $36,878 for the three months ended June 30, 2019 compared to $9,798 for the comparable period in 2018. The increase is due to the acquisition of 4 new properties.

Net loss. Our net loss increased $32,392 to $96,754 for the three months ended June 30, 2019 compared to $64,363 for the comparable period in 2018. The decrease is attributable to the revenue and expenses discussed above.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Revenues. Our revenues increased to $191,499 for the six months ended June 30, 2019 compared to $95,848 for the comparable period in 2018. The increase is due to the acquisition of 4 new properties.

Operating expenses. Operating expenses include general and administrative expenses, consulting expense, depreciation, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filing fees, and utilities. In total, operating expenses decreased $18,107 to $387,951 for the six months ended June 30, 2019 compared to $406,058 for the comparable period in 2018. The decrease is due to less consulting services.

General and administrative expenses increased $17,420 to $32,342 for the six months ended June 30, 2019 compared to $14,922 for the comparable period in 2018.

Consulting expenses decreased $57,081 to $246,867 for the six months ended June 30, 2019 compared to $303,948 for the comparable period in 2018. The decrease is attributable to a lesser fair value attributable to common shares issued to consultants during the six months ended June 30, 2019 compared to the same period in the prior fiscal year.

Depreciation expense decreased $12,571 to $23,045 for the six months ended June 30, 2019 compared to $35,616 for the comparable period in 2018.

Professional fees increased $435 to $16,293 for the six months ended June 30, 2019 compared to $15,858 for the comparable period in 2018.

Property tax expense increased $16 to $10,107 for the six months ended June 30, 2019 compared to $10,091 for the comparable period in 2018. The increase is due to paying our taxes earlier in the first quarter.

Rent expense stayed near stable $14,100 for the six months ended June 30, 2019 which is a slight increase from $13,800 for the comparable period in 2018.

Repairs and maintenance expense increased $583 to $4,662 for the six months ended June 30, 2019 compared to $4,079 for the comparable period in 2018. The increase is due to a new acquisition last quarter.

Transfer Agent and Filing Fees decreased $115 to $680 for the six months ended June 30, 2019 compared to $795 for the comparable period in 2018. The decrease is due to less monthly fees paid.

Utilities expense increased $704 to $7,653 for the six months ended June 30, 2019 compared to $6,949 for the comparable period in 2018. The increase is due to additional property acquisitions.

Promissory Note Interest expense increased $14,876 to $23,695 for the six months ended June 30, 2019 compared to $8,819 for the comparable period in 2018.

Mortgage Interest increased $56,509 to $76,165 for the six months ended June 30, 2019 compared to $19,656 for the comparable period in 2018. The increase is due to the acquisition of 4 new properties.

Net loss. Our net loss decreased $38,850 to $313,822 for the six months ended June 30, 2019 compared to $352,672 for the comparable period in 2018. The decrease is attributable to the revenue and expenses discussed above.

Liquidity and Capital Resources. For the six months ended June 30, 2019, we borrowed $8,845 from our majority shareholder, which was advanced to us interest free. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $3,439,259 as of June 30, 2019, consisting of $3,412,757 in net property assets, $18,402 in cash, $6,600 in deposits and $1,500 in prepaid expenses.

Our total liabilities are $4,147,493 as of June 30, 2019.

We used $57,077 in operating activities for the six months ended June 30, 2019 including $313,822 in net loss which was offset by non-cash charges of $23,045 for depreciation, $177,300 in stock-based compensation, $12,510 in dividends accrued in preferred shares, a net increase of $821 in accounts payable and $25,915 received for security deposits and imputed interest of $17,153.

We used $61,141 in investing activities for the six months ended June 30, 2019, which was used for building additions and improvements.

We had $134,310 provided by financing activities for the six months ended June 30, 2019 including additional mortgage funds of $136,546.

The Company had no formal long-term lines or credit or other bank financing arrangements as of June 30, 2019.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company spent $61,141 on building improvements during the six months ended June 30, 2019.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

For information on the impact of recent accounting pronouncements on our business, see note 3 of the Notes to the Consolidated Financial Statements.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended June 30, 2019, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

December 10, 2019	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

