Form 10-Q
period 2019-09-30
Hubilu Venture Corp
filed 2020-01-02
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 30, 2019 the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 25,952,125.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Real Estate, at cost
Land	$2,660,631	$2,226,617
Building and Improvements	1,555,368	1,236,911
	4,215,999	3,463,528
Accumulated Depreciation	(125,817)	(88,867)
	4,090,182	3,374,661
Cash	11,206	2,310
Deposits	6,600	6,600
Prepaid expenses	1,500	1,500

TOTAL ASSETS	$4,109,488	$3,385,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Property indebtedness	$3,547,279	$2,716,957
Accounts payable	2,673	82
Security deposits	66,310	34,995

Loan Payable	-	12,000
Promissory notes payable	182,055	182,055
Preferred shares	561,312	542,547
Due to related party	494,145	485,300

TOTAL LIABILITIES	4,853,774	3,973,936

STOCKHOLDERS’ DEFICIT
Common Stock Authorized 100,000,000 common shares, $0.001 par, 25,952,125 issued and outstanding on June 30, 2019 (December 31, 2018: 25,730,500)	25,953	25,731
Additional paid-in capital	499,106	298,719
Accumulated Deficit	(1,269,345)	(913,315)
TOTAL STOCKHOLDERS’ DEFICIT	(744,286)	(588,865)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$4,109,488	$3,385,071

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018

Rental Income	$(120,293)	$(60,183)	$(311,792)	$(156,031)

Expenses

General & administrative	4,201	11,953	36,545	26,875
Consulting	7,633	20,324	254,500	324,272
Depreciation	13,906	24,498	36,951	60,114
Professional fees	1,360	24,471	17,653	40,329
Property taxes	20,206	(763)	30,313	9,328
Rent	7,350	6,899	21,450	20,699
Repairs and maintenance	7,202	922	11,864	5,001
Wages and benefits	29,400	-	61,600	-
Transfer agent and filing fees	4,535	1,300	5,215	2,095
Utilities	5,820	3,155	13,473	10,104
Operating Expenses	101,613	92,759	489,564	498,817

Consulting income	-	-	-	(2,500)
Dividends accrued for preferred shares	6,255	5,985	18,765	18,859
Write-off of loan receivable	-	-	5,000	-
Promissory note interest	15,518	4,084	39,213	12,903
Mortgage interest	39,115	17,788	115,280	41,057
	60,888	27,857	178,258	70,319
Net loss for the period	$42,208	$60,433	$356,030	$413,105
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted average shares outstanding	25,952,125	25,730,500	25,926,147	25,720,830

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statement of Stockholders’ Deficit

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	25,526,500	$25,527	$102,123	$(542,842)	$(415,192)
Shares issued for services rendered	204,000	204	196,596	-	196,800
Net loss	-	-	-	(370,473)	(370,473)
Balance, December 31, 2018	25,730,500	25,731	298,719	(913,315)	(588,865)
Shares issued for services rendered	221,625	222	177,078	-	177,300
Imputed Interest	-	-	23,309	-	23,309
Net loss	-	-	-	(356,030)	(356,030)
Balance, September 30, 2019	25,952,125	$25,953	$499,106	$(1,269,345)	$(744,286)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
OPERATING ACTIVITIES
Net loss	$(356,030)	$(413,105)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Depreciation	36,951	60,114
Dividends accrued for preferred shares	18,765	18,859
Imputed interest	23,309	-
Stock-based compensation	177,300	260,160
Changes in operating assets and liabilities:
Accounts Payable	2,591	(29,266)
Security deposits	31,315	18,100
Net cash used in operating activities	(65,799)	(85,138)

INVESTING ACTIVITIES:
Building improvements	(152,472)	(48,773)
Net cash used in investing activities	(152,472)	(48,773)

FINANCING ACTIVITIES

Advance from related party	8,845	101,000
Issuance of preferred shares	-	40,000
Promissory notes Repayments	-	(24,000)
Loans payable	(12,000)	9,000
Property indebtedness repayments	(16,546)	(16,644)
Property indebtedness	246,868	16,560
Net cash provided by financing activities	227,167	125,916

Change in cash	8,896	(7,995)
Cash, beginning of the period	2,310	11,988

Cash, end of the period	$11,206	$3,993

Supplemental cash flow information:
Cash paid for interest	$131,183	$53,959
Cash paid for income taxes	-	-
Non-cash financing
Acquisitions of assets financed through debt	$600,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Notes to the Consolidated Financial Statements

September 30, 2019

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

The accompanying consolidated financial statements include the accounts of the Company and each of its wholly owned subsidiaries: Akebia Investments LLC, Zinnia Investments, LLC, Sunza Investments, LLC, Lantana Investments LLC., and Elata Investments, LLC. All intercompany transactions have been eliminated on consolidation.

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2019, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,269,345 and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. Management intends to focus on raising additional funds either by way of debt or equity issuances in order to continue operations. The Company cannot provide any assurance or guarantee that it will be able to obtain additional financing or generate revenues sufficient to maintain operations.

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

NOTE 4- PROPERTY ACQUISITIONS

On March 22, 2019 we entered into an agreement to acquire 100% of Elata Investments, LLC, and its real property asset located at 1267 W. 38th Street, Los Angeles. On July 12th, 2019, the acquisition was completed for $600,000. The terms of the Hubilu membership interest purchase was subject to two loans as follows:

●	A $415,000 first position note owing by Elata, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.50% per annum. Interest only payable in monthly installments of $1,902.08 or more on the 20th day of each month beginning on the 20th day of August, 2019 and continuing until the 19th day of March 2023, at which time the entire principal balance together with interest due thereon, shall become due and payable.

●	A $185,000 second position note owing by Elata, whose terms of payments due were interest only, payable on unpaid principal at the rate of 2.25% per annum. Interest only payable in monthly installments of $346.87 or more on the 20th day of each month beginning on the 20th day of August 2019 and continuing until the 19th day of March 2023, at which time the entire principal balance together with interest due thereon, shall become due and payable.

NOTE 5- INVESTMENTS IN REAL ESTATE

The change in the real estate property investments for the nine months ended September 30, 2019 and the year ended December 31, 2018 is as follows:

	Nine months ended September 30, 2019	Year ended December 31, 2018

Balance, beginning of the period	$3,463,528	$1,786,257
Acquisitions:	600,000	1,645,225
	4,063,528	3,431,482
Capital improvements	152,471	32,046
Balance, end of the period	$4,215,999	$3,463,528

The change in the accumulated depreciation for the nine months ended September 30, 2019 and 2018 is as follows:

	September 30, 2019	September 30, 2018
Balance, beginning of the period	$88,867	$-
Depreciation charge for the period	36,950
Balance, end of the period	$125,817	$-

The Company’s real estate investments as at September 30, 2019 is summarized as follows:

	Initial Cost to the Company		Capital	Accumulated		Security
	Land	Building	Improvements	Depreciation	Encumbrances	Deposits
3711 South Western Ave	$508,571	$383,716	$1,695	$54,013	$592,838	$9,560
2909 South Catalina	565,839	344,856	-	47,531	480,110	14,200
3910 Wisconsin Ave	337,500	137,500	56,470	6,944	661,512	11,000
3910 Walton Ave	318,098	191,902	107	10,012	569,319	14,600
1557 West 29th	496,609	146,891	4,449	4,957	643,500	11,550
1267 West 38th Street	434,014	186,006	69,730	2,360	600,000	5,400
	$2,660,631	$1,390,871	$132,451	$125,817	$3,547,279	$66,310

NOTE 6- PROPERTY INDEBTEDNESS

			Stated interest
	Principal balance		rate as at
	September 30, 2019	December 31, 2018	September 30, 2019	Maturity date
Akebia Property	$592,838	$585,935	3.95%	August 1, 2021
Zinnia Property	480,110	485,294	3.50%	July 25, 2021
Sunza Properties
- 3910 Walton Ave.	569,319	510,000	6.00%	April 30, 2020
- 3910 Wisconsin Street
- First Note	249,974	252,228	4.375%	October 1, 2036
- Second Note	200,000	200,000	9.00%	September 27, 2020
- Third Note	211,538	40,000	9.00%	April 30, 2022
Lantana Property
- First Note	443,500	443,500	6.85%	November 1, 2025
-Second Note	200,000	200,000	6.85%	October 30, 2022

Elata Property
-First Note	415,000	-	5.50%	March 19,2023
- Second Note	185,000	-	2.25%	March 19, 2023
	$3,547,279	$2,716,957

NOTE 7 – PROMISSORY NOTES PAYABLE

September 30, 2019	December 31, 2018

$182,055	$182,055

Under the terms of the acquisition of the Akebia property at 3711 South Western Avenue, the Company’s consideration for the acquisition included a promissory note (“Akebia Note”). As at September 30, 2019, the Akebia Note had a principal balance of $92,462 and for the nine months then ended, the Company paid interest of $3,041 in respect of the Akebia Note. Under the terms of the acquisition of the Zinnia property at 2909 South Catalina Street, the Company’s consideration for the acquisition included a promissory note (“Zinnia Note”). As at September 30, 2019, the Zinnia Note had a principal balance of $89,593 and for the nine months then ended, the Company paid interest of $3,501 in respect of the Zinnia Note.

NOTE 8–RELATED PARTY TRANSACTIONS

As at September 30, 2019, the Company’s majority shareholder, has provided advances totaling $494,145 (December 31, 2018: $485,300). These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded an imputed interest charge of $23,309 which was credited to additional paid-in capital.

NOTE 9 – SERIES 1 CONVERTIBLE PREFERRED SHARES

On September 8, 2016, the Company authorized and designated 2,000,000 shares of Series 1 convertible preferred stock (the “Preferred Stock”).

Effective September 30, 2019, the 5% Voting, Cumulative Convertible Series 1 Preferred Stock date of conversion has been extended to the September 30,2029.

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

	# of Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2017	460,400	$460,400	$17,395	$477,795
Issuance of shares for cash	40,000	20,000	1,732	41,732
Dividends for prior year shares	-	-	23,020	23,020

Balance, December 31, 2018	500,400	500,400	42,147	542,547
Dividends accrued			12,510	12,510
Balance, September 30, 2019	500,400	$500,400	$60,912	$561,312

NOTE 10 – STOCKHOLDER’S EQUITY

During the nine months ended September 30, 2019 the Company issued 221,625 common shares at a fair value of $0.80 per share based on their quoted market price for consulting services, including bookkeeping and accounting services, online marketing services and real estate analysis. The Company recognized consulting fees of $177,300 in connection with this share issuance.

NOTE 11 – SUBSEQUENT EVENTS

On March 8, 2019 we entered into an agreement to acquire Kapok Investments, LLC, and its real property asset located at 1981 Estella Ave, Los Angeles. Purchase is scheduled to close in Q4, 2019.

On September 16, 2019 Elata Investments, LLC, of which the company is 100% member, entered into an agreement to acquire its real property asset located at 1618 W 38th Street, Los Angeles. Purchase to close in Q4, 2019.

On October 25, 2019 Elata Investments, LLC, of which the company is 100% member, entered into an agreement to acquire its real property asset located at 4016 Dalton Avenue, Los Angeles. On December 13, 2019, the acquisition was completed for $525,000. The terms of the Hubilu membership interest purchase was subject to two loans as follows:

●	A $420,00 mortgage owed by Elata, whose terms of payments due are principal and interest, payable at the rate of 7.2% per ann. Principal and interest payable in monthly installments of $2,850.91 or more on the 1st day of each month beginning on the first day of February, 2020 and continuing until the 1st day of January 2050, at which time the entire principal with interest shall become due and payable.

●

A $150,000 second position note owing by Elata, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6% per annum. Interest only payable in monthly installments of $750.00 or more on the 11th day of each month beginning on the 11th day of December 2019 and continuing until the 10th of December 2023, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Certain risks, uncertainties or other important factors are detailed in this Quarterly Report on Form 10-Q and may be detailed from time to time in other reports we file with the Securities and Exchange Commission, including on Forms 8-K and 10-K.Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our ability to generate operating cash flows and to fund our working capital and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our future products, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include:

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the nine-months ended September 30, 2019 and 2018, respectively. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the nine months ended September 30, 2019 and 2018, respectively, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Revenues. Our revenues increased $60,110 to $120,293 for the three months ended September 30, 2019 compared to $60,183 for the comparable period in 2018. The increase is due to the acquisition of 6 new properties.

Operating expenses. In total, operating expenses increased $8,854 to $101,613 for the three months ended September 30, 2019 compared to $92,759 for the comparable period in 2018. The increase is primarily due to the Company commencing to pay salaries and wages.

General and administrative expenses decreased $7,746 to $4,201 for the three months ended September 30, 2019 compared to $11,953 for the comparable period in 2018.

Consulting expenses decreased $12,691 to $7,633 for the three months ended September 30, 2019 compared to $20,324 for the comparable period in 2018.

Depreciation expense decreased $10,592 to $13,906 for the three months ended September 30, 2019 compared to $24,498 for the comparable period in 2018.

Professional fees decreased $23,111 to $1,360 for the three months ended September 30, 2019 compared to $24,471 for the comparable period in 2018. The decrease is attributable to the timing of the invoices received by the Company’s professional service providers.

Property tax expense increased $20,969 to $20,206 for the three months ended September 30, 2019 compared to ($763) for the comparable period in 2018. The decrease is due to paying our taxes earlier in the first quarter.

Repairs and maintenance expense increased $6,280 to $7,202 for the three months ended September 30, 2019 compared to $922 for the comparable period in 2018. The increase is due to a new acquisition this quarter.

Transfer Agent and Filing Fees increased $3,235 to $4,535 for the three months ended September 30, 2019 compared to $1,300 for the comparable period in 2018.

The Company commenced paying wages and salaries during the three months ended September 30, 2019 and incurred $29,400 for the period compared to not having paid salaries and wages for the comparable period.

Promissory Note Interest expense increased $11,434 to $15,518 for the three months ended September 30, 2019 compared to $4,084 for the comparable period in 2018.

Mortgage Interest increased $21,327 to $39,115 for the three months ended September 30, 2019 compared to $17,778 for the comparable period in 2018. The increase is due to the acquisition of 6 new properties.

Net loss. Our net loss decreased $18,223 to $42,208 for the three months ended September 30, 2019 compared to $60,433 for the comparable period in 2018. The decrease is attributable to the revenue and expenses discussed above.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Revenues. Our revenues increased to $311,792 for the nine months ended September 30, 2019 compared to $156,031 for the comparable period in 2018. The increase is due to the acquisition of 6 new properties.

Operating expenses. Operating expenses include general and administrative expenses, consulting expense, depreciation, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filing fees, and utilities. In total, operating expenses decreased $9,253 to $489,564 for the nine months ended September 30, 2019 compared to $498,817 for the comparable period in 2018. The decrease is due to less consulting services.

General and administrative expenses increased $9,670 to $36,545 for the nine months ended September 30, 2019 compared to $26,875 for the comparable period in 2018.

Consulting expenses decreased $69,772 to $254,500 for the nine months ended September 30, 2019 compared to $324,272 for the comparable period in 2018. The decrease is attributable to a lesser fair value attributable to common shares issued to consultants during the nine months ended September 30, 2019 compared to the same period in the prior fiscal year.

Depreciation expense decreased $23,167 to $36,951 for the nine months ended September 30, 2019 compared to $60,114 for the comparable period in 2018.

Professional fees decreased $22,676 to $17,653 for the nine months ended September 30, 2019 compared to $40,329 for the comparable period in 2018.

Property tax expense increased to $30,313 for the nine months ended September 30, 2019 compared to $9,328 for the comparable period in 2018. The increase is due to paying our taxes earlier in the first quarter.

Rent expense stayed near stable $21,450 for the nine months ended September 30, 2019 which is a slight increase from $20,699 for the comparable period in 2018.

Repairs and maintenance expense increased $6,683 to $11,864 for the nine months ended September 30, 2019 compared to $5,001 for the comparable period in 2018. The increase is due to a new acquisition last quarter.

Transfer Agent and Filing Fees increased $3,120 to $5,215 for the nine months ended September 30, 2019 compared to $2,095 for the comparable period in 2018. The increase is due to more monthly fees paid.

Utilities expense increased $3,369 to $13,473 for the nine months ended September 30, 2019 compared to $10,104 for the comparable period in 2018. The increase is due to an additional property acquisition.

Promissory Note Interest expense decreased $26,310 to $39,213 for the nine months ended September 30, 2019 compared to $12,903 for the comparable period in 2018.

Mortgage Interest increased $74,223 to $115,280 for the nine months ended September 30, 2019 compared to $41,057 for the comparable period in 2018. The increase is due to the acquisition of 6 new properties.

Net loss. Our net loss decreased $57,073 to $356,030 for the nine months ended September 30, 2019 compared to $413,105 for the comparable period in 2018. The decrease is attributable to the revenue and expenses discussed above.

Liquidity and Capital Resources. For the nine months ended September 30, 2019, we borrowed $8,845 from our majority shareholder, which was advanced to us interest free. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $4,109,488 as of September 30, 2019, consisting of $4,215,999 in net property assets, $11,206 in cash, $6,600 in deposits and $1,500 in prepaid expenses.

Our total liabilities are $4,853,774 as of September 30, 2019.

We used $65,799 in operating activities for the nine months ended September 30, 2019 including $356,030 in net loss which was offset by non-cash charges of $36,951 for depreciation, $177,300 in stock-based compensation, $18,765 in dividends accrued in preferred shares, a net increase of $2,591 in accounts payable and $31,315 received for security deposits.

We used $152,472 in investing activities for the nine months ended September 30, 2019, which was used for building additions and improvements.

We had $227,167 provided by financing activities for the nine months ended September 30, 2019 including additional mortgage funds of $246,868.

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2019.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company spent $152,472 on building improvements during the nine months ended September 30, 2019.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended September 30, 2019, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

January 02, 2020	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

