Form 10-K
period 2019-12-31
Hubilu Venture Corp
filed 2020-07-17
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2019 was $604,400.

The number of shares of the registrant’s common stock issued and outstanding as of July 17, 2020 was 26,237,125.

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

On January 4, 2018, we started to accept Crypto currency as a form of rental payment for our properties .

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

On December 31, 2018, we acquired Lantana Investments, LLC, and its real property asset located at 1557 W. 29th Street in Los Angeles.

On July 12, 2019, we acquired Elata Investments, LLC, and its real property asset located at 1267 W. 38th Street in Los Angeles.

On December 13, 2019, though our subsidiary Elata Investments, LLC, we acquired a real property asset located at 4016 Dalton Avenue in Los Angeles.

On December 30, 2019, through our subsidiary Elata Investments, LLC, we acquired a real property asset located at 1618 W. 38th Street in Los Angeles.

On December 31, 2019, we acquired Kapok Investments, LLC, and its real property asset located at 1981 Estrella Avenue in Los Angeles.

On December 31, 2019 we acquired Trilosa Investments, LLC, and its real property asset located at 717 W. 42nd Place in Los Angeles.

On December 31, 2019 we acquired Boabab Investments, LLC, and its real property asset located at 2115 Portland Avenue in Los Angeles.

Subsequent Events

On January 2, 2020 we entered into an agreement, through our subsidiary Trilosa Investments, LLC, to acquire its real property asset located at 3906 Denker Avenue in Los Angeles . Purchase closed on February 21, 2020.

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

Historically, the U.S. real estate industry has tended to be cyclical. The real estate market experienced a significant downturn from the 2007 peak to a trough in 2009, representing the most severe downturn in property sales since at least 1990. Since 2009, real estate sales for transactions of $1 million and above have increased by 97% and dollar volume has increased by 235%. The Los Angeles housing market forecast for the 3 years ending in 2021 is positive according to LittleBigHomes.com which estimates that the rising housing market prices in Los Angeles is 6 % annually during this period. If the Housing Market forecast is correct, home values will be higher at the end of 2021 than at the end of 2018 . This cyclical upturn has been, and we believe will continue to be, primarily driven by attractive yields, improving property fundamentals and the availability and cost of financing.

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

Improving Property Fundamentals. Property median rents continue to improve in the Los Angeles multifamily property market, which finished in Q4 of 2018 at $ 1,898/unit , up 0.8% from Q4 of 2017, and has risen every quarter since Q2 2010. Reis forecasts Los Angeles to grow 4.3% during 2019. We expect further increases in occupancy and rental rates in all four primary commercial real estate sectors of multifamily, retail, office and industrial properties.

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

Average monthly rents of a unit in the USC area rose from approximately $750 in 2005 to $1,500 in 2019 and student enrollment at USC has grown from 32,000 in 2005 to 48,500 in 2019-20, with 28,000 being graduate students.

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

Summary

We have and continue to provide consulting services for several clients and are now seeking real estate acquisitions to complement our 11 existing properties. We anticipate that our revenues will increase as we secure additional clients and acquire properties in the next twelve months.

The closing of these contemplated transactions is subject to due diligence clear title. We believe that our revenues will cover our operating costs over the next 12 months; however, our majority shareholder has agreed to advance us necessary working capital, if necessary. We currently have two officers and a sole director . These individuals allocate time and personal resources to us on a part-time basis and devote approximately 40 hours per week to us.

As of the date of this Report, we have 26,237,125  shares of $0.001 par value common stock issued and outstanding, which is owned by 76 shareholders. We have 500,400 shares of our Series 1 convertible preferred stock issued and outstanding as of December 31, 2019, which is held by 12 shareholders. The aggregate market value of our common stock based on the most recent price quoted on the OTC Markets of $0.51 per share is $13,380,934. Our stockholders’ deficit as of December 31, 2019 is $756,347.

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

Although we have revenues from the rental properties owned by our subsidiaries, we have an accumulated deficit of $1,490,572. Such prospects must be considered given the substantial risks, expenses and difficulties encountered by new entrants into the real estate consulting industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon several factors, including our ability to secure clients and acquire profitable real estate properties. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in increasing our revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

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

Our financial statements for the year ended December 31, 2019, disclose that we can continue as a going concern. However, if necessary, our officers may be unable or unwilling to loan or advance us any funds.

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

We have limited financial resources. As of December 31, 2019, we had $145,593 of cash on hand and total assets of $7,550,843. If we are unable to develop our business or secure additional funds our business would fail, and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

As a real estate consulting and acquisition company that commenced operations in June 2015, and we expect to face substantial risks, uncertainties, expenses and difficulties. We were formed on March 2, 2015. We have a limited demonstrable operations record, on which you can evaluate our business and prospects. As of the date of this Annual Report on Form 10K, our operations have been devoted to implementing our business plan, acquiring 11 properties, and looking for investment opportunities whereby we can acquire real property and operate it. Our revenues have also included some minor consulting engagements, which include related parties. We cannot guarantee that we will be successful in accomplishing our objectives. In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

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

David Behrend, our chairman, chief executive officer and president, controls Jacaranda Investments, Inc., which owns 25,000,000 common shares representing 97.16% of the outstanding common stock. Thus, it effectively controls all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. This insider also can delay or perhaps even block, by its ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently own 9 limited liability companies, which each own a residential rental property, except for Sunza Investments, LLC which owns 2 properties and Elata Investments, LLC which owns 3 properties. All properties are located in Los Angeles, California. The first property is a residential rental located on a 4,373 square foot lot and consists of 9 rooms. The second property is a residential rental located on a 4,320 square foot lot and consists of 8 single units and one 2 bedroom unit. The third is a 1,674 square foot residential rental located on 3,582 square foot lot and consists of 6 rooms. The fourth is a 1,527 square foot residential rental located on a 5,396 square foot lot and consists of 8 rooms. The fifth is a 1,280 square foot residential rental located on a 2,924 square foot lot and consists of 7 rooms. The sixth is a 1,066 square foot residential rental located on a 5,240 square foot lot and consists of 5 rooms. The seventh is a residential rental located on a 6,691 square foot lot and consists of 9 rooms. The eighth is a residential rental located on a 5,440 square foot lot and consists of 6 rooms. The ninth is a foot residential rental located on a 6,220 square foot lot and consists of 10 rooms. The tenth is a residential rental located on a 4,800 square foot lot and consists of 7 bedrooms. The eleventh is a residential rental located on a 6,234 square foot lot and consists of 5 bedrooms.

From April 2015 to February 2016, our executive, administrative and operating offices were located at 9777 Wilshire Boulevard, Suite 804, Beverly Hills, CA 90212. We did not have a written lease with the landlord and an unrelated third party provided us with space, on a month-to-month basis, for no cost. On March 4, 2016, we executed a written lease for 750 square feet of space for $2,200 per month. Our majority shareholder advanced us the first month prorated rent of $1,703 and $6,600 for the landlord’s security deposit and has continue to advance us funds for working capital, which we use to pay our rent. Our current lease is on a month to month basis and is $2,450 per month.

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

Fiscal Quarter	Fiscal 2019
	High	Low
First Quarter Ended March 31	$2.00	$0.80
Second Quarter Ended June 30	$0.80	$0.80
Third Quarter Ended September 30	$0.80	$0.30
Fourth Quarter Ended December 31	$0.68	$0.30

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

26,237,125  of the presently outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 registration statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under the amended Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company can only be resold in reliance on Rule 144 if the following conditions are met:

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

Common Stock Currently Outstanding

As of December 31, 2019, we have 26,237,125 shares of our common stock outstanding.

Series 1 Preferred Stock Currently Outstanding

As of December 31, 2019, we have 500,400 shares of our Series 1 convertible preferred stock outstanding. (December 31, 2018: 500,400 Series 1 convertible preferred stock).

Holders

As of the date of this Report, we had 76 stockholders of record of our common stock and 12 stockholders of record on our Series 1 convertible preferred stock.

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

On February 1, 2019, we issued 50,000 shares of our common stock, valued at $0.80 per share, for $40,000, to a consultant as stock-based compensation. The shares were issued to a non- accredited investor in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 1, 2019, we issued 171,625 shares of our common stock, valued at $0.80 per share, for $137,300, to 3 officers as stock-based compensation. The shares were issued to accredited investors in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 7, 2019, we issued 35,000 shares of our common stock, valued at $0.80 per share, for $28,000, to a former employee for a settlement agreement. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 31, 2019, we issued 250,000 shares of our common stock, valued at $0.68, for $170,000, to 2 officers and 2 contractors as stock-based compensation. The shares were issued to accredited investors in a transaction that is exempt under Section (a)(2) of the Securities Act of 1933, as amended.

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

The Preferred Stock matured on September 30, 2019. We extended the conversion date to September 30, 2029.

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

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2019 and 2018 and our results of operations for the year ended December 31, 2019 and 2018. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We are a startup enterprise that commenced operations on March 5, 2015, which, until June 2015, has been limited to organizational and business development activities. We are real estate advisory and consulting company that assists real estate investor professionals, as well as established companies, with advisory and consulting services focused on providing research, analysis and acquisition opportunities to them. Our mission is to assist investors and professionals in the early stage analysis of market opportunities and the evaluation of properties prior to them committing capital for the purchase or the leasing of real estate properties. We intend to focus our initial marketing efforts in the commercial markets; however, we will also look at residential and income producing markets. We intend to use the Internet as well as the services of independent sales consultants to market our services to investors and professionals in Southern California with our initial efforts focused in Beverly Hills and Los Angeles. We have had limited operations and have limited financial resources. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company’s lack of business operations and early losses raise substantial doubt about our ability to continue as a going concern.” Our operations from March 2, 2015 (Date of Incorporation) to December 2019 were devoted primarily to development, operational activities, and acquisitions which included:

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

As of December 31, 2019, we had $145,593 cash on hand. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of December 31, 2019, the Company has borrowed $492,500 from a majority shareholder.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2019 and 2018, respectively together with notes thereto, which are included in this Annual Report on Form 10-K.

For the Year Ended December 31, 2019 compared to the year ended December 31, 2018.

Revenues. Our rental revenues increased $217,314 or 96.30%, to $442,965 for the year ended December 31, 2019 compared to $225,651 for the comparable period in 2019 due to the acquisition of 6 new properties which were rehabbed and rented out. Consulting revenues were $86,000 generated from two real estate transactions we advised on during the period.

Operating expenses. Operating expenses increased $376,366, or 77.21%, to $863,771 for the year ended December 31, 2019 compared to $487,405 for the comparable period in 2018. Operating expenses are comprised of general and administrative expenses, consulting fees, depreciation, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filing fees and utilities. The components of operating expenses are discussed below.

General and administrative expenses increased $4,915, or 14.43%, to $39,114 for the year ended December 31, 2019 compared to $34,199 for the comparable period in 2018. The increase is due to additional property management needs.

Consulting expense increased $282,746, or %, to $564,958 for the year ended December 31, 2019 compared to $282,212 for the comparable period in 2018. The increase is due to higher use of our outside consultants for our marketing needs.

Depreciation increased $10,177, or 25.89%, to $49,489 for the year ended December 31, 2019 compared to $39,312 for the comparable period in 2018.

Professional fees increased $5,187, to $62,778 for the year ended December 31, 2019 compared to $57,591 for the comparable period in 2018. Professional fees consisted of legal fees and accounting fees.

Property taxes increased $25,391 or 117.34%, to $47,030 for the year ended December 31, 2019 compared to $21,639 for the comparable period in 2018. The increase is due to the acquisition of 6 additional rental properties in 2019.

Rent increased $1,225 or 0.04%, to $28,850 for the year ended December 31, 2019 compared to $27,625 for the comparable period in 2018. The increase is due to a slight increase in our rent.

Transfer agent and filing fees increased $4,368, or 92.17%, to $5,863 for the year ended December 31, 2019 compared to $1,495 for the comparable period in 2018. The increase is due to more company filings.

Utilities increased $3,961, or 26.87%, to $18,698 for the year ended December 31, 2019 compared to $14,737 for the comparable period in 2018. The increase is due to the acquisition of our 6 more rental properties in 2019.

Net Loss. Our net loss increased $206,784 or 1.55%, to $577,257 for the year ended December 31, 2019 compared to $370,473 for the comparable period in 2018. The increase in loss is attributable to our expenses as set forth above.

Liquidity and Capital Resources. In 2019, our majority shareholder provided us with $7,200 in related party advances Our majority shareholder has agreed not to seek repayment of its advances until we are financially able to repay them.

Our total assets are $7,550,843 as of December 31, 2019, consisting of $7,386,699 in investments in real estate, net of $138,356 in depreciation, $145,593 in cash, $3,205 of funds held in escrow, $6,600 in deposits and $8,746 in prepaid expenses.

Our total liabilities are $8,307,190 as of December 31, 2019 and $3,973,936 as of December 31, 2018.

Our total stockholders’ deficit is $756,347 for the year ended December 31, 2019, and as of December 31, 2019, our accumulated deficit is $1,490,572.

Our net cash used by operations was $71,038 for the year ended December 31, 2019.

Our investing activities used a total of $67,974 for the year ended December 31, 2019.

We had $285,500 in cash provided by financing activities for the year ended December 31, 2019. The increase is due to $7,200 provided by a related party and $810,982 advanced for property indebtedness offset mortgage principal payments of $28,419 and loan repayments totaling $560,000.

We do not now have funds sufficient for pursuing our plan of operation, but we are in the process of trying to increase rents to finance our operations through rental cash flow. If operating difficulties or other factors (many of which are beyond our control) delay our realization of revenues or cash flows from rental income, we may be limited in our ability to pursue our business plan. Moreover, if unexpected expenses arise due to unanticipated pressures or if we decide to expand our business plan beyond its currently anticipated level or otherwise, we will require additional financing to fund our operations, in addition to anticipated cash generated from our operations. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In a worst-case scenario, we might not be able to fund our operations or to remain in business, which could result in a total loss of our stockholders’ investment. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2019 or 2018.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of rental income. Sales to two customers accounted for 35% of consolidated sales for the year ended December 31, 2019 (Zinnia 18% and Sunza 17%).

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended $67,974 on capital improvements for the year ended December 31, 2019.

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

Recent Accounting Pronouncement

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

AS OF DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Hubilu Venture Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hubilu Venture Corporation (the Company) as of December 31, 2019, and the related consolidated statement of operations, consolidated statement of stockholders’ deficit, and consolidated cash flow for the year ended December 31, 2019, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flow for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements of Hubilu Venture Corporation as of December 31, 2018 were audited by other auditors whose report dated August 29, 2019 expressed an unqualified opinion on those statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

Houston, TX
July 17, 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and director of Hubilu Venture Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hubilu Venture Corporation (the “Company”) as of December 31, 2018, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the previously filed financial statements, the Company has not generated revenue sufficient to cover operating costs and further losses were anticipated. The Company required additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2 to the previously filed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017

Vancouver, Canada

August 29, 2019

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

 Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
Real Estate, at cost
Land	$5,361,429	$2,226,617
Buildings and capital improvements	2,163,626	1,236,911
	7,525,055	3,463,528
Accumulated depreciation	(138,356)	(88,867)
	7,386,699	3,374,661
Cash	145,593	2,310
Funds held in escrow	3,205	-
Deposits	6,600	6,600
Prepaid expenses	8,746	1,500

TOTAL ASSETS	$7,550,843	$3,385,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Property indebtedness- related party	$7,000,810	$2,716,957
Accounts payable	3,973	122
Security deposits	60,285	34,995
Promissory notes payable- related party	182,055	182,055
Preferred shares	567,567	542,547
Due to related parties	492,500	485,300

TOTAL LIABILITIES	8,307,190	3,973,936

STOCKHOLDERS’ DEFICIT
Common Stock; Authorized 100,000,000 common shares, $0.001 par, 26,237,125 issued and outstanding on December 31, 2019 (December 31, 2018: 25,730,500)	26,238	25,731
Additional paid-in capital	707,987	298,719
Accumulated Deficit	(1,490,572)	(913,315)
TOTAL STOCKHOLDERS’ DEFICIT	(756,347)	(588,865)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$7,550,843	$3,385,071

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Operations

	For the year ended December 31, 2019	For the year ended December 31, 2018
Revenues:
Rental income	$442,965	$225,651

Expenses
General and administrative expenses	4,114	34,199
Commission	13,155	-
Consulting	564,958	282,212
Depreciation	49,489	39,312
Insurance	13,907	-
Professional fees	62,778	57,591
Property taxes	47,030	21,639
Rent	28,850	27,625
Repairs and maintenance	19,929	8,594
Transfer agent and filing fees	5,863	1,495
Utilities	18,698	14,737
Operating Expenses	(858,771)	(487,405)

Other items
Other income	86,175	2,500

Promissory note interest	(42,982)	(16,868)
Dividends accrued for preferred shares	(25,020)	(24,752)
Mortgage interest	(169,624)	(69,599)
	(151,451)	(108,719)

Net loss for the year	$(577,257)	$(370,473)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	25,932,695	25,684,999

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	25,526,500	$25,527	$102,123	$(542,842)	$(415,192)
Shares issued for services rendered	204,000	204	196,596	-	196,800
Net loss	-	-	-	(370,473	(370,473)
Balance, December 31, 2018	25,730,500	25,731	298,719	(913,315)	(588,865)
Shares issued for services rendered	506,625	507	374,793	-	375,300
Imputed interest	-	-	34,475	-	34,475
Net loss	-	-	-	(577,257)	(577,257)
Balance, December 31, 2019	26,237,125	$26,238	$707,987	$(1,490,572)	$(756,347)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Cash Flows

	For the year ended December 31, 2019	For the year ended December 31, 2018
OPERATING ACTIVITIES
Net loss	$(577,257)	$(370,473)
Adjustments to reconcile net loss to net cash:
Accrued preferred share dividends	25,020	24,752
Depreciation	49,489	39,312
Imputed interest	34,475
Stock-based compensation	375,300	196,800
Changes in operating assets and liabilities:
Accounts payable	3,891	(29,923)
Security deposits	25,290	19,700
Prepaid expenses	(7,246)	-
Net cash used in operating activities	(71,038)	(119,832)

INVESTING ACTIVITIES:
Building improvements	(67,974)	(19,044)
Commission	-	(12,500)
Net cash used in investing activities	(67,974)	(31,544)

FINANCING ACTIVITIES
Property indebtedness – net	278,300	(22,202)
Related party advances	7,200	135,900
Proceeds from an advance	-	12,000
Preferred shares	-	40,000
Promissory note repayments	-	(24,000)
Net cash provided by financing activities	285,500	141,698
Change in cash	146,488	(9,678)
Cash, beginning of the year	2,310	11,988
Cash, end of the year	$148,798	$2,310

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash financing
Acquisitions of assets financed through debt	$3,993,553	-

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Notes to the Financial Statements

December 31, 2019

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

NOTE 2 – BASIS OF PRESENTATION AND ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements include the accounts of the Company and each of its wholly owned subsidiaries: Akebia Investments LLC, Zinnia Investments, LLC, Sunza Investments, LLC, Lantana Investments LLC, Elata Investments, LLC, Trilosa Investments, LLC, and Boabab Investments, LLC. All intercompany transactions have been eliminated on consolidation.

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2019, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,490,572 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2019.

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

Recent Accounting Pronouncement

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

Note 4 -INVESTMENTS IN REAL ESTATE - Related Party

The change in the real estate property investments for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018

Balance, beginning of the year	$3,463,528	$1,786,257
Acquisitions:	3,993,553	1,645,225
	7,457,081	3,431,482
Capital improvements	67,974	32,046
Balance, end of the year	$7,525,055	$3,463,528

The change in the accumulated depreciation for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Balance, beginning of the year	$88,867	49,555
Depreciation charge for the period	49,489	39,312
Balance, end of the year	$138,356	$88,867

The Company's real estate investments as at December 31, 2019 is summarized as follows:

	Initial cost to the Company		Capital	Accumulated
Property	Land	Building	Improvements	Depreciation	Encumbrances

3711 South Western Ave	$508,571	$383,716	$14,095	$57,622	$574,566
2909 South Catalina Street	565,839	344,856	4,749	50,709	832,744
3910 Wisconsin Ave	337,500	137,500	69,024	8,533	632,994
3910 Walton Ave	318,098	191,902	2,502	11,810	518,800
1557 West 29 Street	496,609	146,891	5,949	6,340	643,500
1267 West 38th	420,210	180,090	3,702	3,342	600,000
1618 West 38th	508,298	127,074	-	-	493,920
4016 Dalton Avenue	424,005	106,001	-	-	420,000
1981 West Estrella Avenue	651,659	162,915	-	-	865,000
2115 Portland Street	753,840	188,460	-	-	946,133
717 West 42nd Place	376,800	94,200	-	-	473,153

	$5,361,429	$2,063,605	$100,021	$138,356	$7,000,810

Real estate acquisition related party

2019 acquisitions

Elata Investments, LLC

On July 12, 2019, the Company closed on the acquisition of Elata Investments, LLC. On March 22, 2019 the company entered into a purchase contract to purchase personal property (“the Elata Agreement”) with Adlon Investments, LLC to acquire 100% membership interest in Elata Investments, LLC. a Wyoming Limited Liability Company. The Elata Agreement was subject to due diligence and verification of title and rental income. Adlon Investments, LLC., a Wyoming Limited Liability Company (“Adlon”). The acquisition was scheduled to close on July 12, 2019 and did close on July 12, 2019. Elata’s sole asset was its real property located at 1267 W. 38th Street, Los Angeles. On July 12th, 2019, the acquisition was completed for $600,000. The terms of the Hubilu membership interest purchase was subject to two loans as follows. (1) A $415,000 first position note owing by Elata, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.50% per annum. Interest only payable in monthly installments of $1,902.08 or more on the 20th day of each month beginning on the 20th day of August, 2019 and continuing until the 19th day of March 2023, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $185,000 second position note owing by Elata, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6% per annum. Interest only payable in monthly installments of $346.87 or more on the 20th day of each month beginning on the 20th day of August 2019 and continuing until the 19th day of March 2023, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On December 13, 2019 we completed our acquisition, through our subsidiary, Elata Investments, LLC, the real property located at 4016 Dalton, Los Angeles CA (“Dalton”). The property was vacant at time of purchase. The acquisition was for $525,000 (“Purchase Price”). Terms of the acquisition as follows: (1) A first position note with payment on principal balance of $441,995.20 issued by the Property Owner, Elata, owing to lender, Visio Financial Services, Inc, whose terms of payments due are principle and interest, on unpaid principal at the rate of 7.2% per annum. Principal and interest payable in monthly installments of $2,850.91 or more starting on February 1, 2020 and continuing until the 1st day of January 2050, at which time the entire principal balance together with interest due thereon, shall become due and payable.

The initial fixed interest rate will change to an adjustable interest rate on the 1st day of January, 2025, and the adjustable interest rate may change on that day every 12th month thereafter. The date on which the initial fixed interest rate changes to an adjustable interest rate, and each date on which my adjustable interest rate could change. (2) a $83,004.80 second position note owing by Elata to Belladonna Lily Investments, Inc (“Bella”), whose terms of payments due were interest only, payable from December 11, 2019 on unpaid principal at the rate of 6% per annum. Interest only payable in monthly installments of $750.00 or more on the 11th day of each month beginning on the January 11, 2020, and continuing until December 10, 2023, at which time the entire principal balance together with any outstanding interest due thereon, shall become due and payable. The note to Bella in second position was increased to $150,000 at time of initial funding, with the difference of $66,995.20 being used to fund closing costs, carrying costs and fix up costs.

On December 30, 2019 we completed our acquisition, through our subsidiary, Elata Investments, LLC (“Elata”), the real property located at 1618 West 38th Street, Los Angeles CA (“38th”). The property was vacant at time of purchase. The acquisition was for $630,000 (“Purchase Price”). Terms of the acquisition as follows: (1) A first position note with payment on principal balance of $504,000.00 issued by the Property Owner, Elata, owing to lender, Visio Financial Services, Inc, whose terms of payments due are principle and interest, on unpaid principal at the rate of 6.3% per annum. Principal and interest payable in monthly installments of $3,119.62 or more starting on February 1, 2020 and continuing until the 1st day of January 2050, at which time the entire principal balance together with interest due thereon, shall become due and payable. Note: The initial fixed interest rate will change to an adjustable interest rate on the 1st day of January, 2025, and the adjustable interest rate may change on that day every 12th month thereafter. The date on which the initial fixed interest rate changes to an adjustable interest rate, and each date on which my adjustable interest rate could change. (2) A $126,000 second position note owing by Elata to Belladonna Lily Investments, Inc (“Bella”), whose terms of payments due were interest only, payable from December 11, 2019 on unpaid principal at the rate of 6% per annum. Interest only payable in monthly installments of $750.00 or more on the 11th day of each month beginning on January 11, 2020, and continuing until December 10, 2025, at which time the entire principal balance together with any outstanding interest due thereon, shall become due and payable. The note to Bella in second position was increased to $150,000 at time of initial funding, with the difference of $24,000 being used to fund closing costs, carrying costs and fix up costs.

Kapok Investments, LLC

On December 31, 2019, the Company closed on the acquisition of Kapok Investments, LLC, (“Kapok”) and its real property asset located at 1981 Estrella, Los Angeles. Under the terms of the Kapok Agreement, the Company was to acquire 100% membership interest in Kapok for $888,000. The property was vacant at time of purchase. Kapok was owned by a related party. The acquisition was subject to two loans as follows: (1) A $600,000 first position note owing by Kapok to Belladonna Lily Investments, Inc. (“Bella”) whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $2,500 or more on the 1st day of each month beginning on the 1st day of January, 2020 and continuing until the 30th day of November, 2023, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $288,000 second position note owing by Kapok to Bella, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $1,200.00 or more on the 1st day of each month beginning on the 1st day of February 2020 and continuing until the 30th day of November, 2023 at which time the entire principal balance together with interest due thereon, shall become due and payable.

Trilosa Investments, LLC

On December 31, 2019, the Company acquired 100% membership interest in Trilosa Investments, LLC, a Wyoming Limited Liability Company (“Trilosa”) which was owned by a related party. Trilosa’s sole asset was the real property located at 717 W. 42nd Place, Los Angeles CA. Under the terms of the Trilosa Agreement, the Company acquired 100% membership interest in Trilosa for $471,000.00 (“the Purchase Price”) payable as follows: (1) subject to a $337,167.43 first position mortgage with payment on principal balance of $337,167.43 owing to lender, Fay Servicing, Inc., interest only from January 1, 2020 on unpaid principal at the rate of 6.85% per annum in monthly installments of $1,924.66 or more on the 1st day of each month, beginning with the first payment on the 1st day of February 2020 and continuing until 31st day of October 2025. (2) A $133,500.00 second position note owing by Trilosa to Belladonna Lily Investments, Inc (“Bella”), whose terms of payments due were interest only, payable from January 1, 2020 on unpaid principal at the rate of 6.85% per annum. Interest only payable in monthly installments of $762.06 or more on the 1st day of each month beginning on the February 1, 2020, and continuing until April 30, 2022, at which time the entire principal balance together with any outstanding interest due thereon, shall become due and payable. Balance of purchase price paid in cash.

Boabab Investments, LLC

On December 31, 2019, the Company acquired 100% membership interest in Boabab Investments, LLC, a Wyoming Limited Liability Company (“Boabab”) which is owned by a related party. Boabab’s sole asset was the real property located at 2115 Portland Street, Los Angeles CA. Under the terms of the Boabab Agreement, the Company was to acquire 100% membership interest in Boabab for $942,000 (“the Purchase Price”) payable as follows: (1) a $ first position mortgage with payment on principal balance of $616,899.15 owing to lender, Nexera Holding, LLC dba Newfi Lending, a Delaware Corporation. interest only from July 1, 2019 on unpaid principal at the rate of 6.00% per annum in monthly installments of $3,721.13 or more on the 1st day of each month, beginning with the first payment on the 1st day of January 2020 and continuing until 1st day of June 2049. Note: The initial fixed interest rate will change to an adjustable interest rate on the 1st day of June, 2024, and the adjustable interest rate may change on that day every 12th month thereafter. The date on which the initial fixed interest rate changes to an adjustable interest rate, and each date on which my adjustable interest rate could change. (2) A $325,000.00 second position note owing by Boabab to Belladonna Lily Investments, Inc (“Bella”), whose terms of payments due were interest only, payable from December 31, 2019 on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $1,354.17 or more on the 1st day of each month beginning on the 1st day of February, 2020, and continuing until 30th day of April 2024, at which time the entire principal balance together with any outstanding interest due thereon, shall become due and payable.

2018 acquisitions- related party

Sunza Investments, LLC

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

Lantana Investments, LLC

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

Under the terms of the Lantana Agreement, the Company acquired the 100% membership interest in Lantana for $643,500 (“the Purchase Price”) payable as follows: (1) a $443,500 promissory note (the “Lantana Note”) with principal and interest payments of $2,531.65 payable until the October 30, 2048, at which time the entire principal balance together with interest is due thereon. The Lantana Note is secured by a 1st Trust Deed and is fixed for 7 years and thereafter adjusted to 1-year LIBOR plus 5.25%; and (2) a $200,000 promissory note (the “Lantana Second Note”) secured by a 2nd Trust Deed and owing to Belladonna Lily Investments, Inc. The Lantana Second Note bears interest at 6.85% per annum with interest only monthly payments of $1,141.67 until October 30, 2022 at which time the entire principal balance together with interest due thereon, shall become due and payable.

2017 acquisitions- related party

Akebia Investments, LLC

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

Under the terms of the Akebia Acquisition, the Company’s consideration for the Purchase Price was: (1) a $710,000 All Inclusive Deed of Trust (“Akebia AITD”), secured by the Akebia Property and a promissory note (the “Akebia Note”), which bears interest at 6% and (2) 180,000 shares of the Company’s Series 1 Convertible Preferred Stock at an issuance price of $1 per share, for $180,000. The Akebia AITD was reduced to $702,462 after adjustments for closing costs at the date of purchase of the Akebia Property.

The Akebia AITD includes terms of repayment of $100,000 due August 1, 2020. Once the initial repayment of $100,000 has been made, the interest rate on the remaining balance of the Akebia AITD will reduce to 4% per annum.

Zinnia Investments, LLC

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

Under the terms of the Zinnia Acquisition, the Company’s consideration for the Purchase Price was: (1) a $655,000 All Inclusive Deed of Trust (“Zinnia AITD”), secured by the Zinnia Property and a promissory note (the “Zinnia Note”), which bears interest at 6% and (2) 270,000 shares of the Company’s Series 1 Convertible Preferred Stock at an issuance price of $1.00 per share, for $270,000. The Zinnia AITD was reduced to $654,810 after adjustments for closing costs at the date of purchase of the Akebia Property.

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

NOTE 5–PROPERTY INDEBTEDNESS

The Company’s mortgages are summarized as follows:

			Stated interest rate
	Principal balance		as at
	December 31, 2019	December 31, 2018	December 31, 2019	Maturity date
3711 South Western Ave	$574,566	$585,935	3.95%	August 1, 2021
2909 South Catalina Street
- First Note	474,868	485,294	3.50%	July 25, 2021
- Second Note	357,876	12,000	3.50%	July 25, 2021
3910 Walton Ave.	518,800	510,000	5.00%	August 01, 2049
3910 Wisconsin Street
- First Note	247,571	252,228	4.375%	October 1, 2036
- Second Note	150,000	200,000	9.00%	September 27, 2020
- Third Note	235,423	40,000	4.00%	April 30, 2022
1157 West 29 Street
- First Note	443,500	443,500	6.85%	November 1, 2025
- Second Note	200,000	200,000	6.85%	April 30,2022
1267 West 38 Street		-
- First Note	415,000	-	5.50%	March 19, 2023
- Second Note	185,000	-	6.00%	March 19, 2023
4016 Dalton Avenue	420,000	-	7.2%	January 1, 2050
1618 West 38 Street	493,920	-	6.30%	January 1, 2050
1981 Estrella Ave
- First Note	600,000	-	5.00%	November 30,2023
- Second Note	265,000	-	5.00%	November 30,2023
717 West 42 Place
- First Note	337,167	-	6.85%	October 31, 2025
- Second Note	135,986	-	6.85%	April 30, 2022
2115 Portland Street
- First Note	616,899	-	6.00%	June 1, 2049
- Second Note	329,234	-	5.00%	April 30,2024
	$7,000,810	$2,716,957

For the period from the January 1, 2019 to December 31, 2019, the Company made principal payments totaling $28,419 on the mortgages payable. For the period from the January 1, 2018 to December 31, 2018, the Company made principal payments totaling $22,202 on the mortgages payable.

Scheduled repayments on mortgages payable, including paying off interest only loans and mortages due are as follows:

Year ending December 31,
2020	$96,338
2021	1,401,847
2022	459,032
2023	1,673,532
2024	360,532
Thereafter	3,009,529
$7,000,810

NOTE 6–SERIES 1 CONVERTIBLE PREFERRED SHARES

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

The Preferred Stock matures  on September 30, 2029.

The predominant settlement obligation of the Series 1 Convertible Preferred shares was considered to be the issuance of a variable number of shares to settle a fixed monetary amount. Thus, these shares are scoped into the guidance of ASC 480-10 and are accounted for as a liability as at December 31, 2019 and 2018.

	# of Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2017	460,400	$460,400	$17,395	$477,795
Issuance of shares for cash	40,000	20,000	1,732	41,732
Dividends accrued	-	-	23,020	23,020

Balance, December 31, 2018	500,400	500,400	42,147	$542,547
Dividends accrued	-	-	25,020	25,020
Balance, December 31, 2019	500,400	$500,400	$67,167	$567,567

NOTE 7–INCOME TAXES

The Company did not record a provision for income taxes for the years ended December 2019 and 2018 due to a full valuation allowance against its deferred tax assets.

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

The difference between the provision for income taxes and income taxes computed using the effective U.S. federal statutory rate is as follows:

	December 31, 2019	December 31, 2018

Expected tax recovery at the statutory rate	$(79,000)	$(88,000)
Non-deductible items	22,000	41,000
Change in valuation allowance	57,000	47,000
Provision for income taxes	$-	$-

Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2019	December 31, 2018

Net operating loss carry-forwards	$155,792	$164,000
Valuation allowance	(155,792)	(164,000)
	$-	$-

At December 31, 2019, the Company has accumulated net operating losses totaling approximately $741,869 which may be available to carry forward and offset future years’ taxable income.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance against its deferred tax asset.

NOTE 8–RELATED PARTY TRANSACTIONS - OTHER

As of December 31, 2019, in the event interest was paid, an amount equal to $34,375 which is an imputed loan interest using a rate of 7% which is a comparable rate to other companies of this size and operation, would be owing Jacaranda Investments, Inc., the Company’s majority shareholder, who has advanced the Company $492,500 (2018 - $485,300). All properties were purchased from related parties with the exception of 3910 Wisconsin Street, 4016 Dalton Avenue and 1618 W. 38th Street, which were purchased as arm's length transactions. These advances are unsecured and do not carry an interest rate or repayment terms. The balance of imputed interest is included under additional paid in capital.

NOTE 9–PROMISSORY NOTES PAYABLE – OTHER

As of December 31, 2019, the Company has two promissory notes payable to Esteban Coaloa, outstanding, the total amount owing of $182,055. The first is payable through its wholly owned subsidiary, Akebia Investments, LLC, in the amount of $92,463, bearing an interest rate of 3.95%, maturing on August 1, 2021, and the second is payable through its wholly owned subsidiary, Zinnia Investments, LLC, bearing an interest rate of 3.50%, maturing on July 25, 2021. The total balance is due on the maturity date of each note.

NOTE 10- EQUITY

Common Stock-

In 2018-

144,000 shares were issued at $0.95 per share, closing price at the date of grant, valued at $136,800 to a consultant for stock-based compensation.

30,000 shares were issued at $1.00 per share, closing price at the date of grant, valued at $30,000 to a consultant for stock-based compensation.

15,000 shares were issued at $1.00 per share, closing price at the date of grant, valued at $15,000 to 3 officers for stock-based compensation.

15,000 shares were issued at $1.00 per share, closing price at the date of grant, valued at $15,000 to 3 consultants for stock-based compensation.

In 2019-

50,000 shares were issued at $0.80 per share, closing price at the date of grant, valued at $40,000 to a consultant for stock-based compensation.

171,625 shares were issued at $0.80 per share, closing price at the date of grant, valued at $137,300 to 3 officers for stock-based compensation.

35,000 shares were issued at $0.80 per share, closing price at the date of grant, valued at $28,000 to a former employee for a settlement agreement.

250,000 shares were issued at $0.68 per share, closing price at the date of grant, valued at $170,000 to 2 officers and 2 consultants for stock-based compensation.

Preferred Stock-

In 2018-

40,000 shares of our Series 1 Preferred Stock were issued at $1.00 per share valued at $40,000 to 4 accredited investors.

NOTE 11- COMMITMENT AND CONTINGENCIES

Office Lease

During the year ended December 31, 2019, the Company rented space on a month-to-month basis in an office in Beverly Hills, CA. The monthly rent is $2400. For the year ended December 31, 2019 and 2018, the Company incurred $27,600 and 28,800 in rent expense, respectively.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operation.

NOTE 12–SUBSEQUENT EVENT

On January 2, 2020 we entered into an agreement, through our subsidiary Trilosa Investments, LLC, to acquire its real property asset located at 3906 Denker Avenue in Los Angeles. We acquired the property on February 21, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On August 29, 2019, the Company’s directors approved the dismissal of Dale Matheson Carr-Hilton Labonte LLP as the Company’s independent registered public accounting firm. The Company has appointed M&K CPAs PLLC as its principal independent auditor.

Dale Matheson Carr-Hilton Labonte LLP’s report on the company’s financial statements for the fiscal year ended December 31, 2018 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

During the company’s fiscal year ended December 31, 2018 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with Dale Matheson Carr-Hilton Labonte LLP on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement, if not resolved to the satisfaction of Dale Matheson Carr-Hilton Labonte LLP, would have caused Dale Matheson Carr-Hilton Labonte LLP to make reference to the subject matter of the disagreement in connection with its report.

During the company’s fiscal year ended December 31, 2018 and in the subsequent interim period through the date of appointment of M&K CPAs PLLC, the Company has  not consulted with M&K CPAs PLLC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has M&K CPAs PLLC provided to our company a written report or oral advice that M&K CPAs PLLC concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue, other than in connection with carrying out the review procedures required under Appendix K of SEC Practice Section rules adopted by the Public Company Accounting Oversight Board (PCAOB). In addition, during such periods, our company has not consulted with M&K CPAs PLLC regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2019 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2019. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Material weaknesses identified:

●	The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

●	Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2019 assessment of the effectiveness of our internal control over financial reporting.

Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)
David Behrend	50	Chairman, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer

Maurice Simone	59	Vice President and Secretary

Tracy Black-Van Wier	45	Vice President, Investor Relations

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

No member of management will be required by us to work on a full-time basis. Accordingly, certain conflicts of interest may arise between us and our officer and director in that he may have other business interests in the future to which he devotes his attention, and he may be expected to continue to do so although management time must also be devoted to our business. Thus, conflicts of interest may arise that can be resolved only through his exercise of such judgment as is consistent with each officer’s understanding of his fiduciary duties to us. During other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a business opportunity should be presented

To resolve such potential conflicts of interest, our officers and sole director have orally agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the year ended December 31, 2019 and 2018, compensation awarded to or paid to, or earned by, our Chief Executive Officer and other officers (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
David Behrend CEO, President, CFO and Director	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

Maurice Simone, III, Vice President & Secretary	2019	-	500	50,000	-	-	-	-	-
	2018	-	500	1,500	-	-	-	-	-

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

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Except as set forth above for Mr. Simone, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2019 and 2018.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 1, 2020 the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of February 1, 2020 we had 25,952,125 shares of common stock outstanding, which are held by 71 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

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

Our office and mailing address is 205 South Beverly Drive, Suite 205, Beverly Hills, CA 90212. On March 4, 2016, we entered into a written lease for 750 square feet of space for $2,200 per month at this location. Our lease is month-to—month going forward. As of January 1, 2020, our space rent is $2,450. We have an excellent relationship with our landlord and do not expect to move in the near future. Our majority shareholder advanced us the first month’s prorated rent of $1,703 and $6,600 for the landlord’s security deposit and has continued to pay our rent from working capital related party advances. From April 1, 2015 to February 29, 2016, one of our minority shareholders provided us with office space at no cost to us and therefore we did not incur any rent expense. We estimate that the approximate value of the space he was providing to be $300 per month and there was no written lease agreement for our use of this space, which he provided to us on a month-to-month basis.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended December 31, 2019 and 2018:

M&K CPAS PLLC and Dale Matheson Carr-Hilton Labonte

	2019	2018

Audit Fees	$30,250	$51,405
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$30,250	$51,405

The fees included above are M&K CPAS PLLC and Dale Matheson Carr-Hilton Labonte during the years ended December 31, 2018 relates to an estimate of the audit fees of the Company’s annual consolidated financial statements filed on Form 10-K for the year ended December 31, 2019.

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided for the fiscal years ended December 31, 2019 and 2018 in connection with statutory and regulatory filings or engagements.

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

