Form 10-Q
period 2020-03-31
Hubilu Venture Corp
filed 2020-11-12
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	HBUV	OTC Pink

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 20, 2020 the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 26,237,125.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Real Estate, at cost
Land	$5,789,429	$5,361,429
Building and capital improvements	2,363,293	2,163,626
	8,152,722	7,525,055
Accumulated Depreciation	(161,206)	(138,356)
	7,991,516	7,386,699
Cash	47,644	145,593
Funds held in escrow	-	3,205
Deposits	6,600	6,600
Prepaid expenses	-	8,746

TOTAL ASSETS	$8,045,760	$7,550,843

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Property indebtedness, related party	$7,568,274	$7,000,810
Accounts payable	376	3,973
Security deposits	99,539	60,285
Promissory notes payable- related party	182,055	182,055
Preferred shares	573,822	567,567
Due to related party	492,500	492,500

TOTAL LIABILITIES	8,916,566	8,307,190

STOCKHOLDERS’ DEFICIT
Common Stock Authorized 100,000,000 common shares, $0.001 par, 26,237,125 issued and outstanding on March 31, 2020 (December 31, 2019: 26,237,125)	26,238	26,238
Additional paid-in capital, common stock	716,606	707,987
Accumulated Deficit	(1,613,650)	(1,490,572)
TOTAL STOCKHOLDERS’ DEFICIT	(870,806)	(756,347)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$8,045,760	7,550,843

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three months ended March 31, 2020	Three months ended March 31, 2019

Rental Income	$156,130	$82,750

Expenses

General & administrative	116,737	18,723
Consulting	-	196,600
Depreciation	22,849	10,514
Professional fees	-	6,075
Property taxes	14,492	4,823
Rent expense	7,350	6,900
Repairs and maintenance	8,486	2,027
Transfer agent and filing fees	-	200
Utilities	10,466	4,449
Total Operating Expenses	180,380	250,311

Loss before other income (expense)	(24,250)	(167,561)

OTHER INCOME (EXPENSE)
Consulting income	10,400	-
Dividends accrued for preferred shares	(6,255)	(6,255)
Promissory Note interest	(49,091)	(3,965)
Mortgage interest	(53,882)	(39,287)
Total Other Income (Expense)	(98,828)	(49,507)
Net loss for the period	$(123,078)	$(217,068)
Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average shares outstanding	26,237,125	25,875,788

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statement of Stockholders’ Deficit

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	25,730,500	$25,731	$298,719	$(913,315)	$(588,865)
Shares issued for services rendered	506,625	507	374,793	-	375,300
Imputed Interest			34,475		34,475
Net loss	-	-	-	(577,257)	(577,257)
Balance, December 31, 2019	26,237,125	$26,238	$707,987	$(1,490,572)	$(756,347)
Imputed Interest	-	-	8,619	-	8,619
Net loss	-	-	-	(123,078)	(123,078)
Balance, March 31, 2020	26,237,125	$26,238	$716,606	$(1,613,650)	$(870,806)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
OPERATING ACTIVITIES
Net loss	$(123,078)	$(217,068)
Adjustments to reconcile net loss to net cash (used for) operations:
Depreciation and amortization	22,849	10,514
Cumulative preferred stock dividends payable	6,255	6,255
Imputed interest	8,619	-
Stock-based compensation	-	177,300
Changes in operating assets and liabilities:
Prepaid expenses	8,746	-
Accounts Payable	(3,597)	222
Security deposits	39,254	10,235
Net cash used in operating activities	(40,952)	(12,542)

CASH FLOWS FROM INVESTING ACTIVITIES:
Building improvements	(92,667)	(49,588)

CASH USED IN INVESTING ACTIVITIES	(92,667)	(49,588)

NET CASH FLOWS FROM FINANCING ACTIVITIES

Advance from related party	-	11,145
Property indebtedness, net	32,465	56,831
Net cash provided by financing activities	32,465	67,976

NET (DECREASE) INCREASE IN CASH	(101,154)	5,846
Cash, beginning of the period	148,798	2,310

Cash, end of the period	$47,644	$8,156

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$102,973	$-
Income taxes paid	-	-
SUPPLEMENTAL DISCLON CASH TRANSACTIONS
Acquisitions of assets financed through debt	$535,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Notes to the Consolidated Financial Statements

March 31, 2020

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

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2020, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,613,650 and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. Management intends to focus on raising additional funds either by way of debt or equity issuances in order to continue operations. The Company cannot provide any assurance or guarantee that it will be able to obtain additional financing or generate revenues sufficient to maintain operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with Securities and Exchange Commission rules and regulations and generally accepted accounting principles in the United States of America (“US GAAP”) and in the opinion of management contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Fair Value Measurements

The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2	observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3	assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

NOTE 4- PROPERTY ACQUISITIONS - Related Party

On February 22, 2020 we completed our acquisition, through our subsidiary Trilosa Investments, LLC,, the real property located at 3906 Denker Avenue in Los Angeles (“Denker”). The property was vacant at time of purchase. The acquisition was for $535,000 (“Purchase Price”). Terms of the acquisition as follows:

(1) A first position note with payment on principal balance of $416,000 issued by the Property Owner, Trilosa, owing to lender, Visio Financial Services, Inc, whose terms of payments due are principle and interest, on unpaid principal at the rate of 6% per annum. Principal and interest payable in monthly installments of $2,494.13 or more starting on April 1, 2020 and continuing until the 1st day of March 2050, at which time the entire principal balance together with interest due thereon, shall become due and payable.

The initial fixed interest rate will change to an adjustable interest rate on the 1st day of March 2025, and the adjustable interest rate may change on that day every 12th month thereafter. The date on which the initial fixed interest rate changes to an adjustable interest rate, and each date on which my adjustable interest rate could change. (2) A $140,000 second position note owing by Trilosa, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $700.00 or more on the 15th day of each month beginning on the 15th day of March 2020 and continuing until the 14th day of February 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable.

NOTE 5- INVESTMENTS IN REAL ESTATE- Related party

The change in the real estate property investments for the three months ended March 31, 2020 and the year ended December 31, 2019 is as follows:

	Three months ended March 31, 2020	Year ended December 31, 2019

Balance, beginning of the period	$7,525,055	$3,463,528
Acquisitions:	535,000	3,993,553
	8,060,055	7,457,081
Capital improvements	92,667	67,974
Balance, end of the period	$8,152,722	$7,525,055

The change in the accumulated depreciation for the three months ended March 31, 2020 and 2019 is as follows:

	March 31, 2020	March 31, 2019
Balance, beginning of the period	$138,357	$88,867
Depreciation charge for the period	22,849	10,514
Balance, end of the period	$161,206	$99,381

The Company’s real estate investments as of March 31, 2020 is summarized as follows:

	Initial Cost to the Company		Capital	Accumulated		Security
	Land	Building	Improvements	Depreciation	Encumbrances	Deposits
3711 South Western Ave	$508,571	$383,716	$-	$61,345	$664,367	$12,404
2909 South Catalina	565,839	344,856	-	53,923	561,828	14,200
3910 Wisconsin Ave	337,500	150,000	31,486	11,395	487,571	12,650
3910 Walton Ave	318,098	191,902	-	13,564	693,055	11,000
1557 West 29th	496,609	146,891	-	7,775	643,500	9,175
1267 West 38th Street	420,210	180,090	3,490	5,099	600,000	8,105
1618 West 38th	508,298	127,074	14,732	1,401	653,050	6,230
4016 Dalton Avenue	424,005	106,001	20,547	1,306	569,336	4,630
1981 West Estrella Avenue	651,659	162,915	20,255	1,819	875,000	7,100
2115 Portland Street	753,840	188,460	-	1,713	934,756	12,695
717 West 42nd Place	376,800	94,200	2,157	892	472,135	1,350
3906 Denker Street	428,000	107,000	-	973	568,000	-
	$5,789,429	$2,183,105	$92,667	$161,206	$7,410,950	$99,539

NOTE 6- PROPERTY INDEBTEDNESS - RELATED PARTY

The Company’s mortgages are summarized as follows:

			Stated interest
	Principal balance		rate as at
	March 31, 2020	December 31, 2019	March 31, 2020	Maturity date
3711 South Western Avenue	$571,904	$574,600	3.95%	August 1, 2021
2909 South Catalina Street	472,235	474,924	3.50%	July 25, 2021
3910 Walton Ave.			%
-First Note	565,145	567,243	6.00%	April 30, 2020
-Second Note	125,811	309,734	6.00%	July 25, 2021
3910 Wisconsin Street
- First Note	246,400	247,571	4.375%	October 1, 2036
- Second Note	155,000	150,000	9.00%	September 27, 2020
- Third Note	90,000	235,425	9.00%	April 30, 2022
1557 West 29th Street
- First Note	443,500	443,500	6.85%	November 1, 2025
-Second Note	200,000	200,000	6.85%	October 30, 2022
-Unsecured Note	51,000	30,000	-	-
1267 West 38th Street
-First Note	415,000	415,000	5.50%	March 19,2023
- Second Note	185,000	185,000	6.00%	March 19, 2023
4016 Dalton Avenue
-First Note	419,336	420,000	7.2%	January 1, 2025
-Second Note	150,000	-	6.00%	December 10, 2023
1618 West 38th Street
-First Note	503,050	504,000	6.3%	January 1, 2050
-Second Note	150,000	-	6.00%	December 10, 2023
1981 Estrella Avenue
-First Note	610,000	600,000	5.00%	November 30, 2023
-Second Note	240,000	265,000	5.00%	November 30, 2023
717 West 42nd Place
-First Note	337,167	337,167	6.85%	October 31, 2025
-Second Note	134,968	134,968	6.85%	April 30, 2022
2115 Portland Avenue
-First Note	614,980	616,899	6.00%	May 31, 2024
-Second Note	319,778	319,778	5.00%	April 30, 2024
3906 Denker
-First Note	416,000	-	6.00%	March 1, 2050
-Second Note	152,000	-	6.00%	February 14, 2025
	$7,568,274	$7,000,810

NOTE 7 – PROMISSORY NOTES PAYABLE -RELATED PARTY

March 31, 2020	December 31, 2019

$182,055	$182,055

As of March 31, 2020, the Company has two promissory notes payable to Esteban Coaloa, outstanding, the total amount owing of $182,055. The first is payable through its wholly owned subsidiary, Akebia Investments, LLC, in the amount of $92,463, bearing an interest rate of 3.95%, maturing on August 1, 2021, and the second is payable through its wholly owned subsidiary, Zinnia Investments, LLC, bearing an interest rate of 3.50%, maturing on July 25, 2021. The total balance is due on the maturity date of each note. Under the terms of the acquisition of the Akebia property at 3711 South Western Avenue, the Company’s consideration for the acquisition included a promissory note (“Akebia Note”).

NOTE 8–RELATED PARTY TRANSACTIONS

As of March 31, 2020, the Company’s majority shareholder, has provided advances totaling $492,500 (December 31, 2019: $492,500). These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded an imputed interest charge of $8,619 which was credited to additional paid-in capital for the three months ended March 31, 2020. See additional related party transactions in note 6 and note 7.

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

	# of Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2018	500,400	$500,400	$42,147	$542,547
Dividends accrued	-	-	25,020	25,020

Balance, December 31, 2019	500,400	500,400	67,167	567,567
Dividends accrued			6,255	6,255
Balance, March 31, 2020	500,400	$500,400	$73,422	$573,822

NOTE 10 – SUBSEQUENT EVENTS

On July 14, 2020, the Company acquired, through its wholly owned subsidiary Trilosa Investments, LLC, its real property asset located at 3408 S. Budlong Street, Los Angeles.

On September 11, 2020 Kapok Investments, LLC, of which the company is 100% member, entered into an agreement to acquire its real property asset located at 3912 Hill Street, Los Angeles. Purchase to close in Q4, 2020.

Effective May 26, 2020, Maurice Simone, Vice President and Secretary, has resigned from his position at the company.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three-months ended March 31, 2020 and 2019, respectively. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2020 and 2019, respectively, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Revenues. Our revenues increased $73,380 to $156,130 for the three months ended March 31, 2020 compared to $82,750 for the comparable period in 2019. The increase is due to the acquisition of 6 new properties.

Operating expenses. In total, operating expenses decreased $69,931to $180,380 for the three months ended March 31, 2020 compared to $250,311 for the comparable period in 2019. The decrease is primarily due to the Company paying less in salaries and wages.

General and administrative expenses increased $98,014 to $116,737 for the three months ended March 31, 2020 compared to $18,723 for the comparable period in 2019.

Consulting expenses decreased $196,600 to $0 for the three months ended March 31, 2020 compared to $196,600 for the comparable period in 2019. The decrease is due to adding salaries and wages and less consulting.

Depreciation expense increased $12,335 to $22,849 for the three months ended March 31, 2020 compared to $10,514 for the comparable period in 2019. The increase is due to acquiring more properties.

Professional fees decreased $6,075 to $0 for the three months ended March 31, 2020 compared to $6,075 for the comparable period in 2019. The decrease is attributable to the timing of the invoices received by the Company’s professional service providers.

Property tax expense increased $9,669 to $14,492 for the three months ended March 31, 2020 compared to $4,823 for the comparable period in 2019. The increase is due to additional property acquisitions.

Repairs and maintenance expense increased $6,459 to $8,486 for the three months ended March 31, 2020 compared to $2,027 for the comparable period in 2019. The increase is due to 6 acquisitions last quarter.

Transfer Agent and Filing Fees decreased $200 to $0 for the three months ended March 31, 2020 compared to $200 for the comparable period in 2019. The decrease is due to less filings this quarter.

Promissory Note Interest expense increased $45,126 to $49,091 for the three months ended March 30, 2020 compared to $3,965 for the comparable period in 2020.

Mortgage Interest increased $14,595 to $53,882 for the three months ended March 31, 2020 compared to $39,287 for the comparable period in 2019. The increase is due to the acquisition of 6 new properties.

Net loss. Our net loss decreased $93,990 to $123,078 for the three months ended March 31, 2020 compared to $217,068 for the comparable period in 2019. The decrease is attributable to the revenue and expenses discussed above.

Liquidity and Capital Resources. For the three months ended March 31, 2020, we did not borrow any money from our majority shareholder. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $8,045,760 as of March 31, 2020, consisting of $7,991,516 in net property assets, $47,644 in cash, $6,600 in deposits and $0 in prepaid expenses.

Our total liabilities are $8,916,566 as of March 31, 2020.

We used $40,952 in operating activities for the three months ended March 31, 2020 including $123,078 in net loss which was offset by non-cash charges of $22,849 for depreciation and amortization, $6,255 in dividends accrued in preferred shares, a net increase of $3,597 in accounts payable and $39,254 received for security deposits.

We used $92,667 in investing activities for the three months ended March 31, 2020, which was used for building additions and improvements.

We had $32,465 provided by financing activities for the three months ended March 31, 2020.

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2020.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company spent $92,667 on building improvements during the three months ended March 31, 2020.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2020, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

November 12, 2020	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

