Form 10-Q
period 2020-06-30
Hubilu Venture Corp
filed 2020-12-30
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:s As of December 29, 2020 the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 26,237,125.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Real Estate, at cost
Land	$5,789,429	$5,361,429
Building and capital improvements	2,450,691	2,163,626
	8,240,120	7,525,055
Accumulated Depreciation	(184,027)	(138,356)
	8,056,093	7,386,699
Cash	48,677	145,593
Funds held in escrow	-	3,205
Deposits	6,600	6,600
Prepaid expenses	-	8,746

TOTAL ASSETS	$8,111,370	$7,550,843

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Property indebtedness	$7,434,836	$7,000,810
Accounts payable	8,818	3,973
Security deposits	121,814	60,285
Promissory notes payable- related party	182,055	182,055
Loans payable- EDIL	4,000	-
Loans payable-investor	155,815	-
Preferred shares	580,009	567,567
Due to related party	492,500	492,500

TOTAL LIABILITIES	8,979,847	8,307,190

STOCKHOLDERS’ DEFICIT
Common Stock Authorized 100,000,000 common shares, $0.001 par, 26,237,125. issued and outstanding on June 30, 2020 (December 31, 2019: 26,237,125)	26,238	26,238
Additional paid-in capital, common stock	725,224	707,987
Accumulated Deficit	(1,619,939)	(1,490,572)
TOTAL STOCKHOLDERS’ DEFICIT	(868,477)	(756,347)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$8,111,370	$7,550,843

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019

Rental Income	$216,171	$108,749	$372,301	$191,499

Expenses

General & administrative	12,503	13,621	88,287	32,344
Consulting	-	50,267	-	246,867
Depreciation	22,822	12,531	45,671	23,045
Professional fees	-	10,218	624	16,293
Property taxes	17,470	5,284	31,962	10,107
Rent	-	7,200	7,350	14,100
Repairs and maintenance	5,487	2,635	13,973	4,662
Wages and benefits	32,749	32,200	72,277	32,200
Transfer agent and filing fees	300	480	1,101	680
Utilities	10,066	3,204	20,532	7,653
Operating Expenses	101,397	137,640	281,777	387,951
Income (Loss) before other income (expense)	114,774	(28,891)	90,524	(196,452)
Other Income (Expense)
Consulting Income	-	-	10,400	-
Dividends accrued for preferred shares	(6,187)	(6,255)	(12,442)	(12,510)
Write-off of loan receivable	-	(5,000)	-	(5,000)
Imputed interest	(8,618)	-	(17,237)	-
Promissory note interest	(22,437)	(19,730)	(62,909)	(23,695)
Mortgage interest	(83,821)	(36,878)	(137,703)	(76,165)

Total Other Income (Expense)	(121,063)	(67,863)	(219,891)	(117,370)

Net loss for the period	$(6,289)	$(96,754)	$(129,367)	$(313,822)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding	26,237,125	25,952,125	26,237,125	25,912,943

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statement of Stockholders’ Deficit

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	25,730,500	$25,731	$298,719	$(913,315)	$(588,865)
Shares issued for services rendered	506,625	507	374,793	-	375,300
Imputed interest	-	-	34,475	-	34,475
Net loss	-	-	-	(577,257)	(577,257)
Balance, December 31, 2019	26,237,125	26,238	707,987	(1,490,572)	(756,347)
Imputed interest	-	-	17,237	-	17,237
Net loss	-	-	-	(129,367)	(129,367)
Balance, June 30, 2020	26,237,125	$26,238	$725,224	$(1,619,939)	$(868,477)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30, 2020	For the six months ended June 30, 2019
OPERATING ACTIVITIES
Net loss	$(129,367)	$(313,822)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Depreciation	45,671	23,045
Imputed interest	17,237	17,153
Dividends accrued for preferred shares	12,442	12,510
Stock-based compensation	-	177,300

Changes in operating assets and liabilities:
Funds held in escrow	3,205	-
Prepaid expenses	8,746	-
Accounts Payable	4,845	822
Security deposits	61,529	25,915
Net cash (used in) provided by operating activites	24,308	(57,077)

INVESTING ACTIVITIES:
Building improvements	(180,065)	(61,141)

Net cash used in investing activities	(180,065)	(61,141)

FINANCING ACTIVITIES

Advance from related party	-	8,845
Loans payable- EDIL	4,000	-
Property indebtedness, net	54,841	125,465

Net Cash Provided By Financing activities	58,841	134,310

NET (DECREASE) INCREASE IN CASH	(96,916)	16,092
Cash, beginning of period	145,593	2,310

Cash, end of period	$48,677	$18,402

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$196,746	$87,706
Taxes paid	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS Acquisition of assets financed through debt	535,000	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Notes to the Consolidated Financial Statements

June 30, 2020

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

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2020, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,619,939 and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. Management intends to focus on raising additional funds either by way of debt or equity issuances in order to continue operations. The Company cannot provide any assurance or guarantee that it will be able to obtain additional financing or generate revenues sufficient to maintain operations.

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

NOTE 4- INVESTMENTS IN REAL ESTATE

The change in the real estate property investments for the six months ended June 30, 2020 and the year ended December 31, 2019 is as follows:

	Six months ended June 30, 2020	Year ended December 31, 2019

Balance, beginning of the period	$7,525,055	$3,463,528
Acquisitions:	535,000	3,993,553
	8,060,055	7,457,081
Capital improvements	180,065	67,974
Balance, end of the period	$8,240,120	$7,525,055

The change in the accumulated depreciation for the six months ended June 30, 2020 and 2019 is as follows:

	June 30, 2020	June 30, 2019
Balance, beginning of the period	$138,356	$88,867
Depreciation charge for the period	45,671	23,045
Balance, end of the period	$184,027	$111,912

The Company’s real estate investments as of June 30, 2020 is summarized as follows:

	Initial Cost to the Company		Capital	Accumulated		Security
	Land	Building	Improvements	Depreciation	Encumbrances	Deposits
3711 South Western Ave	$508,571	$383,716	$14,905	$65,068	$569,066	$12,404
2909 South Catalina	565,839	344,856	4,749	57,137	469,407	14,200
3910 Wisconsin Ave	337,500	150,000	88,010	12,531	485,218	12,650
3910 Walton Ave	318,098	191,902	2,504	15,351	563,021	11,000
1557 West 29th	496,609	146,891	-	9,209	643,500	9,175
1267 West 38th Street	420,210	180,090	7,191	6,856	600,000	6,840
1618 West 38th	508,298	127,074	14,732	3,047	651,607	10,510
4016 Dalton Avenue	424,005	106,001	28,663	2,748	573,325	10,500
1981 West Estrella Avenue	651,659	162,915	61,657	4,327	875,000	14,740
2115 Portland Avenue	753,840	188,460	-	3,427	932,807	14,395
717 West 42nd Place	376,800	94,200	40,036	2,380	472,135	1,350
3906 Denker Street	428,000	107,000	-	1,946	599,750	4,050
	$5,789,429	$2,183,105	$267,586	$184,027	$7,434,836	$121,814

NOTE 5- PROPERTY INDEBTEDNESS- Related Party

			Stated interest
	Principal balance		rate as at
	June 30, 2020	December 31, 2019	June 30, 2019	Maturity date
Akebia Property	$569,064	$574,566	3.95%	August 1, 2021
Zinnia Property	469,407	832,744	3.50%	July 25, 2021
3910 Walton Ave
-First Note	563,021	518,800	6.00%	April 30, 2020
- 3910 Wisconsin Street
- First Note	245,218	247,571	4.375%	October 1, 2036
- Second Note	150,000	150,000	9.00%	September 27, 2020
- Third Note	90,000	235,423	9.00%	April 30, 2022
1557 West 29th Street
-First Note	443,500	443,500	6.85%	November 1, 2025
-Second Note	200,000	200,000	6.85%	October 30, 2022

1267 West 38th Street
-First Note	415,000	415,000	5.50%	March 19, 2023
-Second Note	185,000	185,000	6.00%	March 19, 2023
4016 Dalton Ave
-First Note	418,325	420,000	7.2%	January 1, 2025
-Second Note	155,000	-	6.00%	December 10,2023
1618 West 38th Street
-First Note	501,607	493,920	6.3%	January 1, 2050
-Second Note	150,000	-	6.00%	December 10, 2023
1981 Estrella Avenue -First Note	610,000	600,000	5.00%	November 30, 2023
-Second Note	265,000	265,000	5.00%	November 30, 2023
717 West 42nd Place
-First Note	337,167	337,167	6.85%	October 31, 2025
-Second Note	134,968	134,986	6.85%	April 30, 2022
2115 Portland Avenue
-First Note	613,031	616,899	6.00%	May 31, 2024
-Second Note	319,778	330,234	5.00%	April 30, 2024
3906 Denker
- First Note	414,750	-	6.00%	March 1, 2050
- Second Note	185,000	-	6.85%	February 14, 2025
	$7,434,836	$7,000,810

NOTE 6 – PROMISSORY NOTES PAYABLE

June 30, 2020	December 31, 2019

$182,055	$182,055

As of June 30, 2020, the Company has two promissory notes payable to Esteban Coaloa, outstanding, the total amount owing of $182,055. The first is payable through its wholly owned subsidiary, Akebia Investments, LLC, in the amount of $92,463, bearing an interest rate of 3.95%, maturing on August 1, 2021, and the second with a balance of $89,592 is payable through its wholly owned subsidiary, Zinnia Investments, LLC, bearing an interest rate of 3.50%, maturing on July 25, 2021. The total balance is due on the maturity date of each note. Under the terms of the acquisition of the Akebia property at 3711 South Western Avenue, the Company’s consideration for the acquisition included a promissory note (“Akebia Note”)

NOTE 7 – RELATED PARTY TRANSACTIONS

As of June 30, 2020, the Company’s majority shareholder, has provided advances totaling $492,500 (December 31, 2019: $492,500). These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded an imputed interest charge of $8,619 and which was credited to additional paid-in capital for the 6 months ended June 30, 2020. See additional related party transactions in Note 5 and 6.

As of June 30, 2020, the Company was advanced funds from an investor for operating expenses in the amount of $30,000, which is secured by the Lantana property and does not carry a contractual interest or repayment terms. The second advance of $125,815 is secured by the Wisconsin property bearing an interest of $2.20%.

NOTE 8 – ECONOMIC INJURY DISASTER GRANT

On April 21, 2020, the Company received from the SBA an economic injury disaster grant in the amount of $4,000. The amount of the grant was determined by the number of employees indicated on the EIDL application. Per the SBA, the advance does not have to be repaid.

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

	# of Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2018	500,400	$500,400	$42,147	$542,547
Dividends for prior year shares	-	-	25,020	25,020

Balance, December 31, 2019	500,400	500,400	67,167	567,567
Dividends accrued			12,442	12,442
Balance, June 30, 2020	500,400	$500,400	$79,609	$580,009

NOTE 10 – SUBSEQUENT EVENTS

On October 30, 2020, the Company acquired, through its wholly owned subsidiary Kapok Investments, LLC, its real property asset located at 3912 Hill Street, Los Angeles.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2020 and 2019, respectively. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2020 and 2019, respectively, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Revenues. Our revenues increased to $216,171 for the three months ended June 30, 2020 compared to $108,749 for the comparable period in 2019. The increase is due to the acquisition of 7 new properties.

Operating expenses. In total, operating expenses decreased $36,243 to $101,397 for the three months ended June 30, 2020 compared to $137,640 for the comparable period in 2019. The decrease is primarily due to the Company paying one less salary.

General and administrative expenses decreased $1,118 to $12,503 for the three months ended June 30, 2020 compared to $13,621 for the comparable period in 2019.

Consulting expenses decreased $50,267 to $0 for the three months ended June 30, 2020 compared to $50,267 for the comparable period in 2019.

Depreciation expense increased $10,291 to $22,822 for the three months ended June 30, 2020 compared to $12,531 for the comparable period in 2019. The increase is due to acquiring more properties

Professional fees decreased $10,218 to $0 for the three months ended June 30, 2020 compared to $10,218 for the comparable period in 2019. The decrease is attributable to the timing of the invoices received by the Company’s professional service providers.

Property tax expense increased $12,186 to $17,470 for the three months ended June 30, 2020 compared to $5,284 for the comparable period in 2019. The increase is due to paying our taxes earlier in the first quarter.

Repairs and maintenance expense increased $2,852 to $5,487 for the three months ended June 30, 2020 compared to $2,635 for the comparable period in 2019. The increase is due to a new acquisition last quarter.

Promissory Note Interest expense increased $2,707 to $22,437 for the three months ended June 30, 2020 compared to $19,730 for the comparable period in 2019.

Mortgage Interest increased $46,943 to $83,821 for the three months ended June 30, 2020 compared to $36,878 for the comparable period in 2019. The increase is due to the acquisition of 7 new properties.

Net loss. Our net loss decreased $90,465 to $6,289 for the three months ended June 30, 2020 compared to $96,754 for the comparable period in 2019. The decrease is attributable to the revenue and expenses discussed above.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Revenues. Our revenues increased to $372,301 for the six months ended June 30, 2020 compared to $191,499 for the comparable period in 2019. The increase is due to the acquisition of 7 new properties.

Operating expenses. Operating expenses include general and administrative expenses, consulting expense, depreciation, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filing fees, and utilities. In total, operating expenses decreased $106,174 to $281,777 for the six months ended June 30, 2020 compared to $387,951 for the comparable period in 2019. The decrease is due to less consulting services.

General and administrative expenses increased $55,943 to $88,287 for the six months ended June 30, 2020 compared to $32,344 for the comparable period in 2019.

Consulting expenses decreased $246,867 to $0 for the six months ended June 30, 2020 compared to $246,867 for the comparable period in 2019. The decrease is attributable to a lesser fair value attributable to common shares issued to consultants during the six months ended June 30, 2019 compared to the same period in the prior fiscal year.

Depreciation expense increased $22,626 to $45,671 for the six months ended June 30, 2020 compared to $23,045 for the comparable period in 2019.

Professional fees decreased $15,669 to $624 for the six months ended June 30, 2020 compared to $16,293 for the comparable period in 2019.

Property tax expense increased $21,855 to $31,962 for the six months ended June 30, 2020 compared to $10,107 for the comparable period in 2019. The increase is due to paying our taxes earlier in the first quarter.

Rent expense decreased $6,750 to $7,350 for the six months ended June 30, 2020 compared to $14,100 for the comparable period in 2019. The decrease is due to downsizing our office space.

Repairs and maintenance expense increased $9,311 to $13,973 for the six months ended June 30, 2020 compared to $4,662 for the comparable period in 2019. The increase is due to a new acquisition last quarter.

Transfer Agent and Filing Fees increased $421 to $1,101 for the six months ended June 30, 2020 compared to $680 for the comparable period in 2019. The increase is due to additional monthly fees paid.

Utilities expense increased $12,879 to $20,532 for the six months ended June 30, 2020 compared to $7,653 for the comparable period in 2019. The increase is due to additional property acquisitions.

Promissory Note Interest expense increased $37,173 to $60,868 for the six months ended June 30, 2020 compared to $23,695 for the comparable period in 2019.

Mortgage Interest increased $63,579 to $139,744 for the six months ended June 30, 2020 compared to $76,165 for the comparable period in 2019. The increase is due to the acquisition of 7 new properties.

Net loss. Our net loss decreased $184,455 to $129,367 for the six months ended June 30, 2020 compared to $313,822 for the comparable period in 2019. The decrease is attributable to the revenue and expenses discussed above.

Liquidity and Capital Resources. For the six months ended June 30, 2020, we did not borrow any money from our majority shareholder. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $8,111,370 as of June 30, 2020, consisting of $8,056,093 in net property assets, $48,677 in cash and $6,600 in deposits.

Our total liabilities are $8,979,847 as of June 30, 2020.

We used $24,308 in operating activities for the six months ended June 30, 2020 including $129,367 in net loss which was offset by non-cash charges of $45,671 and depreciation, $12,442 in dividends accrued in preferred shares, a net increase of $4,845 in accounts payable, imputed interest of $17,327 and $61,529 received for security deposits.

We used $180,065 in investing activities for the six months ended June 30, 2020, which was used for building additions and improvements.

We had $58,841 provided by financing activities for the six months ended June 30, 2020.

The Company had no formal long-term lines or credit or other bank financing arrangements as of June 30, 2020.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company spent $180,065 on building improvements during the six months ended June 30, 2020.

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

(b) Changes in Internal Controls over Financial Reporting

During the three and six month period ended June 30, 2020, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

December 29, 2020	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

