Form 10-Q
period 2020-09-30
Hubilu Venture Corp
filed 2021-04-21
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date’s As of April 21, 2021 the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 26,237,125.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Real Estate, at cost
Land	$6,288,629	$5,361,429
Building and capital improvements	2,602,776	2,163,626
	8,891,405	7,525,055
Accumulated Depreciation	(207,549)	(138,356)
	8,683,856	7,386,699
Cash	182,579	145,593
Funds held in escrow	-	3,205
Other current assets	25,950	6,600
Prepaid expenses	-	8,746

TOTAL ASSETS	$8,892,385	$7,550,843

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Property indebtedness	$8,212,156	$7,000,810
Accounts payable	3,865	3,973
Security deposits	124,319	60,285
Promissory notes payable- related party	182,056	182,055
Loans payable- EDIL	4,000	-
Loans payable-investor	149,612	-
Preferred shares	586,264	567,567
Due to related party	492,500	492,500

TOTAL LIABILITIES	9,754,772	8,307,190

STOCKHOLDERS’ DEFICIT
Common Stock Authorized 100,000,000 common shares, $0.001 par, 26,237,125 issued and outstanding on September 30, 2020 (December 31, 2019: 26,237,125)	26,238	26,238
Additional paid-in capital	733,867	707,987
Accumulated Deficit	(1,622,492)	(1,490,572)
TOTAL STOCKHOLDERS’ DEFICIT	(862,387)	(756,347)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$8,892,385	$7,550,843

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019

Rental Income	$257,588	$120,293	$629,889	$311,792

Expenses

General & administrative	40,494	4,201	140,809	36,545
Consulting	-	7,633	-	254,500
Depreciation	24,179	13,906	69,850	36,951
Professional fees	-	1,360	447	17,653
Property taxes	19,158	20,206	51,120	30,313
Rent	3,900	7,350	11,250	21,450
Repairs and maintenance	-	7,202	2,122	11,864
Wages and benefits	27,126	29,400	99,403	61,600
Transfer agent and filing fees	300	4,535	1,401	5,215
Utilities	15,539	5,820	36,071	13,473
Operating Expenses	130,696	101,613	412,473	489,564
Income (Loss) before other income (expense)	126,892	18,680	217,416	(177,772)
Other Income (Expense)
Dividends accrued for preferred shares	(6,255)	(6,255)	(18,697)	(18,765)
Write-off of loan receivable	-	-	-	(5,000)
Imputed interest	(8,643)	-	(25,880)	-
Promissory note interest	(36,776)	(15,518)	(89,285)	(39,213)
Mortgage interest	(77,771)	(39,115)	(215,474)	(115,280)

Total Other Income (Expense)	(129,445)	(60,888)	(349,336)	(178,258)

Net loss for the period	$(2,553)	$(42,208)	$(131,920)	$(356,030)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding	26,237,125	25,952,125	26,237,125	25,926,147

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statement of Stockholders’ Deficit

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	25,730,500	$25,731	$298,719	$(913,315)	$(588,865)
Shares issued for services rendered	506,625	507	374,793	-	375,300
Imputed interest	-	-	34,475	-	34,475
Net loss	-	-	-	(577,257)	(577,257)
Balance, December 31, 2019	26,237,125	26,238	707,987	(1,490,572)	(756,347)
Imputed interest	-	-	25,880	-	25,880
Net loss	-	-	-	(131,920)	(131,920)
Balance, September 30, 2020	26,237,125	$26,238	$733,867	$(1,622,492)	$(862,387)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
OPERATING ACTIVITIES
Net loss	$(131,920)	$(356,030)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Depreciation	69,850	36,951
Imputed interest	25,880	23,309
Dividends accrued for preferred shares	18,697	18,765
Stock-based compensation	-	177,300

Changes in operating assets and liabilities:
Other current assets	(16,145)	-
Prepaid expenses	8,746	-
Accounts Payable	(107)	2,591
Security deposits	64,034	31,315
Net cash (used in) provided by operating activities	39,035	(65,799)

INVESTING ACTIVITIES:
Building improvements	(208,007)	(152,472)

Net cash used in investing activities	(208,007)	(152,472)

FINANCING ACTIVITIES
Advance from investors	149,612
Advance from related party	-	8,845
Loans payable- EDIL	4,000	(12,000)
Property indebtedness, net	52,346	230,322

Net Cash Provided By Financing activities	205,958	227,167

NET (DECREASE) INCREASE IN CASH	36,986	8,896
Cash, beginning of period	145,593	2,310

Cash, end of period	$182,579	$11,206

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$322,407	$131,183
Taxes paid	$-	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS Acquisition of assets financed through debt	1,159,000	600,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Notes to the Consolidated Financial Statements

September 30, 2020

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

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2020, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,622,492 and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. Management intends to focus on raising additional funds either by way of debt or equity issuances in order to continue operations. The Company cannot provide any assurance or guarantee that it will be able to obtain additional financing or generate revenues sufficient to maintain operations.

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

NOTE 4- PROPERTY ACQUISITIONS- Related Party

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

The initial fixed interest rate will change to an adjustable interest rate on the 1st day of March 2025, and the adjustable interest rate may change on that day every 12th month thereafter. The date on which the initial fixed interest rate changes to an adjustable interest rate, and each date on which my adjustable interest rate could change. (2) A $185,000 second position note owing by Trilosa, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $700.00 or more on the 15th day of each month beginning on the 15th day of March 2020 and continuing until the 14th day of February 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On July 24, 2020 we completed our acquisition, through our subsidiary Lantana Investments, LLC, the real property located at Budlong Avenue in Los Angeles (“Budlong”). The property was vacant at time of purchase. The acquisition was for $624,000.00 (“Purchase Price”). Terms of the acquisition as follows:

(1) A first position note with payment on principal balance of $470,000 issued by the Property Owner, Lantana, owing to lender, Golden Empire Mortgage, whose terms of payments due are principle and interest, on unpaid principal at the rate of 5% per annum. Principal and interest payable in monthly installments of $1,958.33 or more starting on August 24, 2020 and continuing until the 24th day of July 2021, at which time the entire principal balance together with interest due thereon, shall become due and payable.

(2) A $175,000 second position note owing by Lantana, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $729.17 or more on the 23rd day of each month beginning on the 23rd day of August 2020 and continuing until the 22nd day of July 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable.

NOTE 5- INVESTMENTS IN REAL ESTATE

The change in the real estate property investments for the nine months ended September 30, 2020 and the year ended December 31, 2019 is as follows:

	Nine months ended September 30, 2020	Year ended December 31, 2019

Balance, beginning of the period	$7,525,055	$3,463,528
Acquisitions:	1,159,000	3,993,553
	8,684,055	7,457,081
Capital improvements	207,350	67,974
Balance, end of the period	$8,891,405	$7,525,055

The change in the accumulated depreciation for the nine months ended September 30, 2020 and 2019 is as follows:

	September 30, 2020	September 30, 2019
Balance, beginning of the period	$137,699	$88,867
Depreciation charge for the period	69,850	36,951
Balance, end of the period	$207,549	$125,818

The Company’s real estate investments as of September 30, 2020 is summarized as follows:

	Initial Cost to the Company		Capital	Accumulated		Security
	Land	Building	Improvements	Depreciation	Encumbrances	Deposits
3711 South Western Ave	$508,571	$383,716	$16,795	$68,837	$566,115	$12,404
2909 South Catalina	565,839	344,856	5,609	60,366	466,362	14,400
3910 Wisconsin Ave	337,500	150,000	88,378	16,013	484,421	11,500
3910 Walton Ave	318,098	191,902	2,504	17,137	560,871	11,000
1557 West 29th	496,609	146,891	17,163	10,830	643,500	8,015
1267 West 38th Street	420,210	180,090	7,191	8,497	595,000	4,395
1618 West 38th	508,298	127,074	14,732	3,711	650,141	10,510
4016 Dalton Avenue	424,005	106,001	33,004	3,424	572,297	10,500
1981 West Estrella Avenue	651,659	162,915	65,593	5,536	875,000	8,570
2115 Portland Avenue	753,840	188,460	-	5,140	930,830	14,395
717 West 42nd Place	376,800	94,200	43,649	3,297	472,135	1,350
3906 Denker Street	428,000	107,000	1,253	2,108	598,484	12,500
3408 S. Budlong Street	499,200	124,800	-	2,653	645,000	4,780
3912 S. Hill Street	-	-	-	-	152,000	-
	$6,288,629	$2,307,905	$294,871	$207,549	$8,212,156	$124,319

NOTE 6- PROPERTY INDEBTEDNESS- Related Party

			Stated interest
	Principal balance		rate as at
	September 30, 2020	December 31, 2019	September 30, 2020	Maturity date
Akebia Property	$566,115	$574,566	3.95%	August 1, 2021
Zinnia Property	466,362	832,744	3.50%	July 25, 2021
3910 Walton Ave
-First Note	560,871	518,800	6.00%	April 30, 2020
- 3910 Wisconsin Street
- First Note	244,421	247,571	4.375%	October 1, 2036
- Second Note	150,000	150,000	9.00%	September 27, 2020
- Third Note	90,000	235,423	9.00%	April 30, 2022
1557 West 29th Street
-First Note	443,500	443,500	6.85%	November 1, 2025
-Second Note	200,000	200,000	6.85%	October 30, 2022

1267 West 38th Street
-First Note	415,000	415,000	5.50%	March 19, 2023
-Second Note	180,000	185,000	6.00%	March 19, 2023
4016 Dalton Ave
-First Note	417,297	420,000	7.2%	January 1, 2025
-Second Note	155,000	-	6.00%	December 10,2023
1618 West 38th Street
-First Note	500,141	493,920	6.3%	January 1, 2050
-Second Note	150,000	-	6.00%	December 10, 2023
1981 Estrella Avenue -First Note	610,000	600,000	5.00%	November 30, 2023
-Second Note	265,000	265,000	5.00%	November 30, 2023
717 West 42nd Place
-First Note	337,167	337,167	6.85%	October 31, 2025
-Second Note	134,968	134,986	6.85%	April 30, 2022
2115 Portland Avenue
-First Note	611,054	616,899	6.00%	May 31, 2024
-Second Note	319,776	330,234	5.00%	April 30, 2024
3906 Denker
- First Note	413,484	-	6.00%	March 1, 2050
- Second Note	185,000	-	6.85%	February 14, 2025
3408 Budlong Avenue
-First Note	470,000	-	5%	July 24, 2021
-Second Note	175,000	-	5%	July 22, 2025
3912 S. Hill Street	152,000	-	6.425%	November 1, 2026
	$8,212,156	$7,000,810

NOTE 7 – PROMISSORY NOTES PAYABLE- Related Party

September 30, 2020	December 31, 2019

$182,056	$182,055

As of September 30, 2020, the Company has two promissory notes payable to Esteban Coaloa, outstanding, the total amount owing of $182,055. The first is payable through its wholly owned subsidiary, Akebia Investments, LLC, in the amount of $92,463, bearing an interest rate of 3.95%, maturing on August 1, 2021, and the second with a balance of $89,592 is payable through its wholly owned subsidiary, Zinnia Investments, LLC, bearing an interest rate of 3.50%, maturing on July 25, 2021. The total balance is due on the maturity date of each note. Under the terms of the acquisition of the Akebia property at 3711 South Western Avenue, the Company’s consideration for the acquisition included a promissory note (“Akebia Note”)

NOTE 8 – RELATED PARTY TRANSACTIONS

As of September 30, 2020, the Company’s majority shareholder, has provided advances totaling $492,500 (December 31, 2019: $492,500). These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded an imputed interest charge of $25,880 and which was credited to additional paid-in capital for the 9 months ended September 30, 2020. See additional related party transactions in Note 4, 5, 6 and 7.

As of September 30, 2020, the Company was advanced funds from an investor for operating expenses in the amount of $30,000, which is secured by the Lantana property and does not carry a contractual interest or repayment terms. The second advance of $119,612 is secured by the Wisconsin property bearing an interest of 6%.

NOTE 9 – ECONOMIC INJURY DISASTER GRANT

On April 21, 2020, the Company received from the SBA an economic injury disaster grant in the amount of $4,000. The amount of the grant was determined by the number of employees indicated on the EIDL application. Per the SBA, the advance does not have to be repaid if we meet the SBA loan conditions.

NOTE 10 – SERIES 1 CONVERTIBLE PREFERRED SHARES

On September 8, 2016, the Company authorized and designated 2,000,000 shares of Series 1 convertible preferred stock (the “Preferred Stock”).

Effective September 30, 2019, the 5% Voting, Cumulative Convertible Series 1 Preferred Stock date of conversion has been extended to the September 30, 2029.

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

	# of Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2019	500,400	$500,400	$67,167	$567,567
Dividends for prior year shares	-	-	12,442	12,442

Balance, December 31, 2020	500,400	500,400	67,167	567,567
Dividends accrued			18,697	18,697
Balance, September 30, 2020	500,400	$500,400	$85,864	$586,264

NOTE 11 – SUBSEQUENT EVENTS

On October 30, 2020, the Company acquired, through its wholly owned subsidiary Investments, LLC, its real property asset located at 3912 Hill Street, Los Angeles.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended September 30, 2020 and 2019, respectively. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2020 and 2019, respectively, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Revenues. Our revenues increased $137,295 to $257,588 for the three months ended September 30, 2020 compared to $120,293 for the comparable period in 2019. The increase is due to the acquisition of 9 new properties.

Operating expenses. In total, operating expenses increased $29,083 to $130,696 for the three months ended September 30, 2020 compared to $101,613 for the comparable period in 2019. The increase is primarily due to the Company adding additional properties.

General and administrative expenses increased $36,293 to $40,494 for the three months ended September 30, 2020 compared to $4,201 for the comparable period in 2019.

Consulting expenses decreased $7,633 to $0 for the three months ended September 30, 2020 compared to $7,633 for the comparable period in 2019.

Depreciation expense increased $10,273 to $24,179 for the three months ended September 30, 2020 compared to $13,906 for the comparable period in 2019.

Professional fees decreased $1,360 to $0 for the three months ended September 30, 2020 compared to $1,360 for the comparable period in 2019. The decrease is attributable to the timing of the invoices received by the Company’s professional service providers.

Property tax expense decreased $1,048 to $19,158 for the three months ended September 30, 2020 compared to $20,206 for the comparable period in 2019. The decrease is due to paying our taxes earlier in the first quarter.

Repairs and maintenance expense decreased $7,202 to $0 for the three months ended September 30, 2020 compared to $7,202 for the comparable period in 2019. The increase is due to an additional acquisition last quarter.

Transfer Agent and Filing Fees decreased $4,235 to $300 for the three months ended September 30, 2020 compared to $4,535 for the comparable period in 2019.

Utilities expense increased $9,719 to $15,539 for the three months ended September 30, 2019 compared to $5,820 for the comparable period in 2019. The increase is due to 7 additional property acquisitions.

Promissory Note Interest expense increased $21,258 to $36,776 for the three months ended September 30, 2020 compared to $15,518 for the comparable period in 2019.

Mortgage Interest increased $38,656 to $77,771 for the three months ended September 30, 2020 compared to $39,115 for the comparable period in 2019. The increase is due to the acquisition of 9 new properties.

Net loss. Our net loss decreased $39,655 to $2,553 for the three months ended September 30, 2020 compared to $42,208 for the comparable period in 2019. The decrease is attributable to the revenue and expenses discussed above.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Revenues. Our revenues increased to $629,889 for the nine months ended September 30, 2020 compared to $311,792 for the comparable period in 2019. The increase is due to the acquisition of 7 new properties.

Operating expenses. Operating expenses include general and administrative expenses, consulting expense, depreciation, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filing fees, and utilities. In total, operating expenses decreased $70,091 to $412,473 for the nine months ended September 30, 2020 compared to $489,564 for the comparable period in 2019. The decrease is due to less consulting services and maintenance and repairs.

General and administrative expenses increased $104,264 to $140,809 for the nine months ended September 30, 2020 compared to $36,545 for the comparable period in 2019.

Consulting expenses decreased $254,500 to $0 for the nine months ended September 30, 2020 compared to $254,500 for the comparable period in 2019. The decrease is attributable to a lesser fair value attributable to common shares issued to consultants during the nine months ended September 30, 2019 compared to the same period in the prior fiscal year.

Depreciation expense increased $32,899 to $69,850 for the nine months ended September 30, 2020 compared to $36,951 for the comparable period in 2019.

Professional fees decreased $17,206 to $447 for the nine months ended September 30, 2020 compared to $17,653 for the comparable period in 2019.

Property tax expense increased $20,807 to $51,120 for the nine months ended September 30, 2020 compared to $30,313 for the comparable period in 2019. The increase is due to paying our taxes earlier in the first quarter.

Rent expense decreased $10,200 to $11,250 for the nine months ended September 30, 2020 compared to $21,450 for the comparable period in 2019. The decrease is due to downsizing our office space.

Repairs and maintenance expense decreased $9,742 to $2,122 for the nine months ended September 30, 2020 compared to $11,864 for the comparable period in 2019. The increase is due to a new acquisition last quarter.

Transfer Agent and Filing Fees decreased $3,814 to $1,401 for the nine months ended September 30, 2020 compared to $5,215 for the comparable period in 2019. The decrease is due to additional less monthly fees paid.

Utilities expense increased $22,598 to $36,071 for the nine months ended September 30, 2020 compared to $13,473 for the comparable period in 2019. The increase is due to additional property acquisitions.

Promissory Note Interest expense increased $50,072 to $89,285 for the nine months ended September 30, 2020 compared to $39,213 for the comparable period in 2019.

Mortgage Interest increased $100,194 to $215,474 for the nine months ended September 30, 2020 compared to $115,280 for the comparable period in 2019. The increase is due to the acquisition of 7 new properties.

Net loss. Our net loss decreased $224,110 to $131,920 for the nine months ended September 30, 2020 compared to $356,030 for the comparable period in 2019. The decrease is attributable to the revenue and expenses discussed above.

Liquidity and Capital Resources. For the nine months ended September 30, 2020, we did not borrow any money from our majority shareholder. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $8,892,385 as of September 30, 2020, consisting of $8,683,856 in net property assets, $182,579 in cash and $25,950 in other current assets.

Our total liabilities are $9,754,772 as of September 30, 2020.

We used $39,035 in operating activities for the nine months ended September 30, 2020 including $131,920 in net loss which was offset by non-cash charges of $69,850 and depreciation, $18,697 in dividends accrued in preferred shares, a net increase of $107 in accounts payable, imputed interest of $25,880, $64,034 received for security deposits, and $16,145 for other current assets.

We used $205,958 in investing activities for the nine months ended September 30, 2020, which was used for building additions and improvements.

We had $186,608 provided by financing activities for the nine months ended September 30, 2020.

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2020.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company spent $208,007 on building improvements during the nine months ended September 30, 2020.

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

(b) Changes in Internal Controls over Financial Reporting

During the three and nine month period ended September 30, 2020, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

April 21, 2021	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

