Form 10-K
period 2020-12-31
Hubilu Venture Corp
filed 2021-08-09
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
[ ]	[ ]	[ ] (Do not check if smaller reporting company)	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 30, 2020 was $524,000.

The number of shares of the registrant’s common stock issued and outstanding as of August 9, 2021 was 26,237,125.

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

On March 5, 2015, we issued 25,000,000 shares of our common stock, valued at $0.001 per share, to our founder, David Behrend for $75,000 in cash or $0.003 per share. On April 30, 2015, Mr. Behrend transferred his shares to Jacaranda Investments, Inc., a Wyoming corporation, which he owns 100% of, in exchange for 30,000 shares of Jacaranda’s common shares. From April 7, 2015 to May 7, 2015, we sold and issued 235,000 shares of our common stock at a price of $0.10 per share for $23,500 to 40 accredited investors. On May 4, 2015, we issued 191,500 shares of our common stock, valued by our sole director at $0.10 per share, or $19,150, to 12 individuals for services rendered to us. Six of these individuals had already purchased shares of our common stock at the price of $0.10 per share. On October 1, 2016, we issued 100,000 shares to 5 individuals for share-based compensation, valued by our sole director at $0.10 per share, for compensation of $50,000 for services rendered to us by them. Presently, we estimate our monthly burn rate is approximately $12,000 per month, which consists of general and administrative expenses, consulting fees, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filings fees and utilities. We believe that our revenues will cover our burn rate over the next 12 months. We believe that we may require approximately $50,000 in either cash or from sale of our common stock, preferred stock, convertible note debt, or advances from our majority shareholder, which has agreed to advance our working capital, if necessary, to accomplish the goals set out in our plan of operation, We also intend to use our common stock to accomplish these goals to conserve our cash if we can negotiate the payment for services with our shares.

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

On December 30, 2019, through our subsidiary Elata Investments, LLC, we acquired a real property asset located at 1618 W. 38th Street in Los Angeles.

On December 31, 2019, we acquired Kapok Investments, LLC, and its real property asset located at 1981 Estrella Avenue in Los Angeles.

On December 31, 2019 we acquired Trilosa Investments, LLC, and its real property asset located at 717 W. 42nd Place in Los Angeles.

On December 31, 2019 we acquired Boabab Investments, LLC, and its real property asset located at 2115 Portland Avenue in Los Angeles.

On February 22, 2020 we acquired, through our subsidiary Trilosa Investments, LLC, and its real property asset located at 3906 Denker in Los Angeles.

On July 24, 2020, we acquired, through our subsidiary Lantana Investments, LLC, and its real property asset located at 3408 Budlong Avenue in Los Angeles.

On November 8, 2020, we acquired, through our subsidiary Kapok Investments, LLC, and its real property asset located at 3912 S. Hill Street in Los Angeles.

Subsequent Events

On September 20, 2020 we entered into an agreement, through our subsidiary Trilosa Investments, LLC, to acquire its real property asset located at 4009 Brighton Avenue in Los Angeles . Purchase closed on February 1, 2021.

On April 17, 2021 we entered into an agreement, through our subsidiary Investments, LLC, to acquire its real property asset located at 3909 Denker Avenue in Los Angeles. Purchase closed on June 18, 2021.

On May 27, 2021 we entered into an agreement, through our subsidiary Sunza Investments, LLC, to acquire its real property asset located at 4021 Halldale Avenue in Los Angeles. We expect the purchase to close in July of 2021.

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

Why Student Housing is Growing:

○	Stable and Rising College Enrollment
○	Demand Exceeds Supply
○	Students Desire Homelike Amenities
○	Lower Off-Campus Housing Costs
○	Capital Constraints on Universities
○	Recession Proof Industry
○	Premium Market Rents Year Round

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

●

Increased rents and development opportunities will result in higher values and a greater return on investment.

In 2020 we started renting to transitional housing non-profits to take advantage of the City of Los Angeles, County of Los Angeles, State of California, and Federal government funding that is being made available to assist in the relocation of people to transitional housing. With USC going 90% offline during COVID and approximately 15,000 students not needing student housing, this proved prescient to help us keep our property occupancy rates high and our cash flow strong. The business has proved much less hands on than we originally thought and rents are comparable to student housing.

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

Financing Strategy

Our ability to increase our revenues, net profit and cash flow will be dependent on our ability to acquire more properties, additional bank and outside financing, advances from our majority shareholder and reinvesting our profits. Primary responsibility for the overall planning and management of our services will rest with our management. For each acquisition, management will need to assess the market and the ability to make a profit from rental income less expenses and cost of capital of the potential acquisitions.

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

Summary

We have and continue to provide consulting services for several clients and are now seeking real estate acquisitions to complement our 14 existing properties. We anticipate that our revenues will increase as we secure additional clients and acquire properties in the next twelve months.

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

As of the date of this Report, we have 26,237,125 shares of $0.001 par value common stock issued and outstanding, which is owned by 76 shareholders. We have 500,400 shares of our Series 1 convertible preferred stock issued and outstanding as of December 31, 2020, which is held by 12 shareholders. The aggregate market value of our common stock based on the most recent price quoted on the OTC Markets of $1.25 per share is $32,746,406. Our stockholders’ deficit as of December 31, 2020 is $1,669,372.

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

Although we have revenues from the rental properties owned by our subsidiaries, we have an accumulated deficit of $1,669,372. Such prospects must be considered given the substantial risks, expenses and difficulties encountered by new entrants into the real estate consulting industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon several factors, including our ability to secure clients and acquire profitable real estate properties. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in increasing our revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

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

Our financial statements for the year ended December 31, 2020, disclose that we can continue as a going concern. However, if necessary, our officers may be unable or unwilling to loan or advance us any funds.

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

We are entirely dependent on the efforts of David Behrend, our president, chief executive officer and sole director as well as our officers. The loss of our officers and sole director, or of other key personnel hired in the future, could have a material adverse effect on the business and its prospects. There is currently no employment contract by and between any office/director and us. Also, there is no guarantee that replacement personnel, if any, will help us to operate profitably. They have been and continue to expect to be able to commit approximately 40 hours per week of their time, to the development of our business plan in the next six months. If management is required to spend additional time with their outside employment, they may not have sufficient time to devote to us and we would be unable to develop our business plan resulting in the business failure.

We do not maintain key person life insurance on our officers and sole director.

If we are unable to obtain additional funding our business operation will be harmed, and if we do obtain additional funding, our then existing shareholders may suffer substantial dilution.

We have limited financial resources. As of December 31, 2020, we had $144,664 of cash on hand and total assets of $9,520,719. If we are unable to develop our business or secure additional funds our business would fail, and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

As a real estate consulting and acquisition company that commenced operations in June 2015, and we expect to face substantial risks, uncertainties, expenses and difficulties. We were formed on March 2, 2015. We have a limited demonstrable operations record, on which you can evaluate our business and prospects. As of the date of this Annual Report on Form 10K, our operations have been devoted to implementing our business plan, acquiring 14 properties, and looking for investment opportunities whereby we can acquire real property and operate it. Our revenues have also included some minor consulting engagements, which include related parties. We cannot guarantee that we will be successful in accomplishing our objectives. In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

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

David Behrend, our chairman, chief executive officer and president, controls Jacaranda Investments, Inc., which owns 25,000,000 common shares representing 95% of the outstanding common stock. Thus, it effectively controls all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. This insider also can delay or perhaps even block, by its ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently own 14 limited liability companies, which each own a residential rental property, except for Sunza Investments, LLC which owns 2 properties, Elata Investments, LLC which owns 3 properties, Trilosa Investments, LLC which owns 2 properties, Lantana Investments, LLC, which owns 2 properties, and Kapok Investments, which owns 2 properties. All properties are located in Los Angeles, California. The first property is a residential rental located on a 4,373 square foot lot and consists of 9 rooms. The second property is a residential rental located on a 4,320 square foot lot and consists of 8 single units and one 2 bedroom unit. The third is a 1,674 square foot residential rental located on 3,582 square foot lot and consists of 6 rooms. The fourth is a 1,527 square foot residential rental located on a 5,396 square foot lot and consists of 8 rooms. The fifth is a 1,280 square foot residential rental located on a 2,924 square foot lot and consists of 7 rooms. The sixth is a 1,066 square foot residential rental located on a 5,240 square foot lot and consists of 5 rooms. The seventh is a residential rental located on a 6,691 square foot lot and consists of 9 rooms. The eighth is a residential rental located on a 5,440 square foot lot and consists of 6 rooms. The ninth is a residential rental located on a 6,220 square foot lot and consists of 10 rooms. The tenth is a residential rental located on a 4,800 square foot lot and consists of 7 bedrooms. The eleventh is a residential rental located on a 6,234 square foot lot and consists of 5 bedrooms. The twelfth residential rental located on a 4,137 square foot lot and consists of 6 bedrooms. The thirteenth residential rental located on a 3,067 square foot lot and consists of 5 bedrooms. The fourteenth residential rental located on a 7,500 square foot lot and consists of 8 bedrooms.

From April 2015 to February 2016, our executive, administrative and operating offices were located at 9777 Wilshire Boulevard, Suite 804, Beverly Hills, CA 90212. We did not have a written lease with the landlord and an unrelated third party provided us with space, on a month-to-month basis, for no cost. On March 4, 2016, we executed a written lease for 750 square feet of space for $2,200 per month. Our majority shareholder advanced us the first month prorated rent of $1,703 and $6,600 for the landlord’s security deposit and has continue to advance us funds for working capital, which we use to pay our rent. Our current lease, which changed on June 1, 2020, is now 375 square feet of space on a month to month basis and is $1,300 per month.

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

Fiscal Quarter	Fiscal 2020
	High	Low
First Quarter Ended March 31	$0.51	$0.51
Second Quarter Ended June 30	$0.25	$0.25
Third Quarter Ended September 30	$0.17	$0.17
Fourth Quarter Ended December 31	$0.17	$0.17

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

Common Stock Currently Outstanding

As of December 31, 2020, we have 26,237,125 shares of our common stock outstanding.

Series 1 Preferred Stock Currently Outstanding

As of December 31, 2020, we have 500,400 shares of our Series 1 convertible preferred stock outstanding. (December 31, 2019: 500,400 Series 1 convertible preferred stock).

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

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2020 and 2019 and our results of operations for the year ended December 31, 2020 and 2019. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

As of December 31, 2020, we had $144,664 cash on hand. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financings will likely be in the form of private placements of common stock. As of December 31, 2020, the Company has borrowed $492,500 from a majority shareholder.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2020 and 2019, respectively together with notes thereto, which are included in this Annual Report on Form 10-K.

For the Year Ended December 31, 2020 compared to the year ended December 31, 2019.

Revenues. Our rental revenues increased $412,408 to $855,373 for the year ended December 31, 2020 compared to $442,965 for the comparable period in 2019 due to the acquisition of 3 new properties which were rehabbed and rented out.

Operating expenses. Operating expenses decreased $258,112 to $600,659 for the year ended December 31, 2020 compared to $858,771 for the comparable period in 2019. Operating expenses are comprised of general and administrative expenses, consulting fees, depreciation, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filing fees and utilities. The components of operating expenses are discussed below.

General and administrative expenses increased $313,933 to $318,047 for the year ended December 31, 2020 compared to $4,114 for the comparable period in 2019. The increase is due to additional property management needs.

Consulting expense decreased $594,958 to $0 for the year ended December 31, 2020 compared to $594,958 for the comparable period in 2019. The decrease is due to not using outside consultants for our marketing needs.

Depreciation increased $50,538 to $100,027 for the year ended December 31, 2020 compared to $49,489 for the comparable period in 2019.

Professional fees decreased $62,331 to $447 for the year ended December 31, 2020 compared to $62,778 for the comparable period in 2020. Professional fees consisted of legal fees and accounting fees.

Property taxes increased $27,011 to $74,041 for the year ended December 31, 2020 compared to $47,030 for the comparable period in 2019. The increase is due to the acquisition of additional rental properties in 2020.

Rent decreased $13,700 to $15,150 for the year ended December 31, 2020 compared to $28,850 for the comparable period in 2019. The decrease is due to downsizing office space.

Transfer agent and filing fees decreased $4,398 to $1,465 for the year ended December 31, 2020 compared to $5,863 for the comparable period in 2019. The decrease is due to less company filings.

Utilities increased $27,953 to $46,651 for the year ended December 31, 2020 compared to $18,698 for the comparable period in 2019. The increase is due to the acquisition of more rental properties in 2020.

Net Loss. Our net loss decreased $398,457 to $178,800 for the year ended December 31, 2020 compared to $577,257 for the comparable period in 2019. The decrease is attributable to less expenses as set forth above.

Liquidity and Capital Resources. Since 2015, our majority shareholder provided us with $492,500 in related party advances. We have not been advanced any more money since 2018. Our majority shareholder has agreed not to seek repayment of its advances until we are financially able to repay them.

Our total assets are $9,520,719 as of December 31, 2020, consisting of $9,585,943 in investments in real estate, net of $238,383 in depreciation, $144,664 in cash, $6,600 in deposits, $3,865 in prepaid expenses, and $18,030 in funds held in escrow.

Our total liabilities are $10,421,298 as of December 31, 2020 and $8,307,190 as of December 31, 2019.

Our total stockholders’ deficit is $900,579 for the year ended December 31, 2020, and as of December 31, 2020, our accumulated deficit is $1,669,372.

Our net cash used by operations was $53,847 for the year ended December 31, 2020.

Our investing activities used a total of $256,888 for the year ended December 31, 2020.

We had $202,112 in cash provided by financing activities for the year ended December 31, 2020. The increase is due to $639,000 provided by investors and $1,804,000 advanced for property indebtedness offset mortgage principal payments of $436,886.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2020 or 2019.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of rental income. Sales to five customers accounted for 75% of consolidated sales for the year ended December 31, 2020 (Zinnia 10%, Sunza 19%, Elata 22%, Boabab 10%, and Akebia 13%).

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry forward that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended $256,888 on capital improvements for the year ended December 31, 2020.

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

AS OF DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Hubilu Venture Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hubilu Venture Corporation (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As discussed in Note 2 to the financial statements, the Company had a going concern due to a continual net loss, stockholders’ deficiency and cash used in operations.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluate the financial information that was the initial cause along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

Houston, TX
August 9, 2021

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
Real Estate, at cost
Land	$6,772,379	$5,361,429
Buildings and capital improvements	2,813,564	2,163,626
	9,585,943	7,525,055
Accumulated depreciation	(238,383)	(138,356)
	9,347,560	7,386,699
Cash	144,664	145,593
Funds held in escrow	18,030	3,205
Deposits	6,600	6,600
Prepaid expenses	3,865	8,746

TOTAL ASSETS	$9,520,719	$7,550,843

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Property indebtedness- related party	$9,006,922	$7,000,810
Accounts payable	8,182	3,973
Security deposits	145,374	60,285
Promissory notes payable- related party	182,056	182,055
Preferred shares	586,264	567,567
Due to related parties	492,500	492,500

TOTAL LIABILITIES	10,421,298	8,307,190

STOCKHOLDERS’ DEFICIT
Common Stock; Authorized 100,000,000 common shares, $0.001 par, 26,237,125 issued and outstanding on December 31, 2020 and 2019	26,237	26,238
Additional paid-in capital	742,556	707,987
Accumulated Deficit	(1,669,372)	(1,490,572)
TOTAL STOCKHOLDERS’ DEFICIT	(900,579)	(756,347)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$9,520,719	$7,550,843

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Operations

	For the year ended December 31, 2020	For the year ended December 31, 2019
Revenues:
Rental income	$855,373	$442,965

Expenses
General and administrative expenses	318,047	4,114
Commission	-	13,155
Consulting	-	604,958
Depreciation	100,027	49,489
Insurance	-	13,907
Professional fees	447	62,778
Property taxes	74,041	47,030
Rent	15,150	28,850
Repairs and maintenance	44,831	19,929
Transfer agent and filing fees	1,465	5,863
Utilities	46,651	18,698

Operating Expenses	600,659	868,771
Gain (loss) from Operations	254,714	(425,806)
Other income (expense)
Other income	35,313	86,175
Promissory note interest	(153,399)	(42,982)
Dividends accrued for preferred shares	(18,697)	(25,020)
Mortgage interest	(296,731)	(169,624)
Total other income (expense)	(433,514)	(151,451)

Net loss for the year	$(178,800)	$(577,257)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	26,237,125	25,932,695

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	25,730,500	$25,731	$298,719	$(913,315)	$(588,865)
Shares issued for services rendered	506,625	507	374,793	-	375,300
Imputed interest	-	-	34,475	-	34,475
Net loss	-	-	-	(577,257)	(577,257)
Balance, December 31, 2019	26,237,125	$26,238	$707,987	$(1,490,572)	$(756,347)
Rounding	-	(1)	-	-	(1)
Imputed interest	-	-	34,569	-	34,569
Net loss	-	-	-	(178,800)	(178,800)
Balance, December 31, 2020	26,237,125	$26,237	$742,556	$(1,669,372)	$(900,579)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Cash Flows

	For the year ended December 31, 2020	For the year ended December 31, 2019
OPERATING ACTIVITIES
Net loss	$(178,800)	$(577,257)
Adjustments to reconcile net loss to net cash:
Accrued preferred share dividends	18,697	25,020
Depreciation	100,027	49,489
Imputed interest	34,569	34,475
Stock-based compensation	-	375,300
Changes in operating assets and liabilities:
Accounts payable	4,209	3,891
Security deposits	85,089	25,290
Other current assets	(14,825)	-
Prepaid expenses	4,881	(7,246)
Net cash (provided by) operating activities	53,847	(71,038)

INVESTING ACTIVITIES:
Building improvements	(256,888)	(67,974)
Net cash used in investing activities	(256,888)	(67,974)

FINANCING ACTIVITIES
Property indebtedness – net	202,112	278,300
Related party advances	-	7,200
Net cash provided by financing activities	202,112	285,500
Change in cash	(929)	146,488
Cash, beginning of the year	145,593	2,310
Cash, end of the year	$144,664	$148,798

Supplemental cash flow information:
Cash paid for interest	$445,796	$-
Cash paid for income taxes	$-	$-
Non-cash financing
Acquisitions of assets financed through debt	$1,804,000	3,993,553

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

NOTE 2 – BASIS OF PRESENTATION AND ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements include the accounts of the Company and each of its wholly owned subsidiaries: Akebia Investments LLC, Zinnia Investments, LLC, Sunza Investments, LLC, Lantana Investments LLC, Elata Investments, LLC, Trilosa Investments, LLC, Kapok Investements, LLC, and Boabab Investments, LLC. All intercompany transactions have been eliminated on consolidation.

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2020, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,669,372 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2020.

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

Recent Accounting Pronouncement

In February 2016, the Financial Accounting Standards Board, or FASB, established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessors to classify leases as a sales-type, direct financing, or operating lease and requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The Company adopted the new standard effective January 1, 2019 and elected the effective date method for the transition. The Company elected the following practical expedients:

●	Transition method practical expedient – permits the Company to use the effective date as the date of initial application. Upon adoption, the Company did not have a cumulative-effect adjustment to the opening balance of retained earnings. Financial information and disclosures for periods before January 1, 2020 were not updated.
●	Short-term lease practical expedient – permits the Company not to recognize leases with a term equal to or less than 12 months.

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

Note 4 -INVESTMENTS IN REAL ESTATE - Related Party

The change in the real estate property investments for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019

Balance, beginning of the year	$7,525,055	$3,463,528
Acquisitions:	1,804,000	3,993,553
	9,329,055	7,457,081
Capital improvements	256,888	67,974
Balance, end of the year	$9,585,943	$7,525,055

The change in the accumulated depreciation for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Balance, beginning of the year	$138,356	88,867
Depreciation charge for the period	100,027	49,489
Balance, end of the year	$238,383	$138,356

The Company’s real estate investments as at December 31, 2020 is summarized as follows:

	Initial cost to the Company		Capital	Accumulated
Property	Land	Building	Improvements	Depreciation	Encumbrances

3711 South Western Ave	$508,571	$383,716	$22,563	$69,311	$562,957
2909 South Catalina Street	565,839	344,856	12,059	60,825	568,915
3910 Wisconsin Ave	337,500	150,500	88,378	17,699	482,810
3910 Walton Ave	318,098	191,902	2,504	17,137	558,693
1557 West 29 Street	496,609	146,891	17,368	11,215	643,500
1267 West 38th	420,210	180,090	7,191	8,613	595,000
1618 West 38th	508,298	127,074	14,732	4,202	648,644
4016 Dalton Avenue	424,005	106,001	32,893	4,550	571,249
1981 West Estrella Avenue	651,659	162,915	68,281	9,383	875,000
2115 Portland Street	753,840	188,460	-	5,140	928,822
717 West 42nd Place	376,800	94,200	-	2,007	472,135
3906 Denker	428,000	107,000	55,203	5,870	597,197
3408 S. Budlong Street	499,200	124,800	3,491	3,619	695,000
3912 S. Hill Street	483,750	162,675	18,321	18,812	656,000
4007 Brighton Avenue	-	-	-	-	147,000

	$6,772,379	$2,470,580	$342,984	$238,383	$9,006,922

Real estate acquisition related party

2020 acquisitions

Trilosa Investments, LLC

On February 22, 2020 we completed our acquisition, through our subsidiary Trilosa Investments, LLC,, the real property located at 3906 Denker Avenue in Los Angeles (“Denker”). The property was vacant at time of purchase. The acquisition was for $535,000 (“Purchase Price”). Terms of the acquisition as follows. (1) A first position note with payment on principal balance of $416,000 issued by the Property Owner, Trilosa, owing to lender, Visio Financial Services, Inc, whose terms of payments due are principle and interest, on unpaid principal at the rate of 6% per annum. Principal and interest payable in monthly installments of $2,494.13 or more starting on April 1, 2020 and continuing until the 1st day of March 2050, at which time the entire principal balance together with interest due thereon, shall become due and payable. The initial fixed interest rate will change to an adjustable interest rate on the 1st day of March 2025, and the adjustable interest rate may change on that day every 12th month thereafter. The date on which the initial fixed interest rate changes to an adjustable interest rate, and each date on which my adjustable interest rate could change. (2) A $140,000 second position note owing by Trilosa, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $700.00 or more on the 15th day of each month beginning on the 15th day of March 2020 and continuing until the 14th day of February 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable.

Lantana Investments, LLC

On July 24, 2020 we completed our acquisition, through our subsidiary Lantana Investments, LLC, the real property located at 3408 Budlong Avenue in Los Angeles (“Budlong”). The property was vacant at time of purchase. The acquisition was for $624,000.00 (“Purchase Price”). Terms of the acquisition as follows. (1) A first position note with payment on principle balance of $470,000 issued by the Property Owner, Lantana, owing to lender, Golden Empire Mortgage, whose terms of payments due are principal and interest, on unpaid principal at the rate of 5% per annum. Principal and interest payable in monthly instalments of $1,958.33 or more starting on August 24, 2020 and continuing until the 24th day of July 2021, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $175,000 second position note owing by Lantana, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly instalments of $729.17 or more on the 23rd day of each month beginning on the 23rd day of August 2020 and continuing until the 22nd day of July 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable.

Kapok Investments, LLC

On November 8, 2020 we completed our acquisition, through our subsidiary Kapok Investments, LLC, the real property located at 3912 S. Hill Street in Los Angeles (“Hill”). The property was delivered vacant to Hubilu after seller moved out within 2 weeks after the close of escrow as agreed per purchase contract. Seller paid Hubilu no money for the 2 week period. The acquisition was for $645,000.00 (“Purchase Price”). Terms of the acquisition as follows. (1) A first position note with payment on principle balance of $516,000.00 issued by the Property Owner, Kapok, owing the lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest. On unpaid principal at the rate of 6.425% per annum. Principal and interest payable in monthly instalments of $3,236.06 or more starting on January 1, 2021 and continuing until the 1sr day of December 2050, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $152,000 second position note owing by Kapok, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.425% per annum. Interest only payable in monthly instalments of $813.83 or more on the 2nd day of each month beginning on the 2nd day of December 2020 and continuing until the 1st day of November 2026, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

Kapok Investments, LLC

On December 31, 2019, the Company closed on the acquisition of Kapok Investments, LLC, (“Kapok”) and its real property asset located at 1981 Estrella, Los Angeles. Under the terms of the Kapok Agreement, the Company was to acquire 100% membership interest in Kapok for $888,000. The property was vacant at time of purchase. Kapok was owned by a related party. The acquisition was subject to two loans as follows: (1) A $600,000 first position note owing by Kapok to Belladonna Lily Investments, Inc. (“Bella”) whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $2,500 or more on the 1st day of each month beginning on the 1st day of January 2020 and continuing until the 30th day of November 2023, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $288,000 second position note owing by Kapok to Bella, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $1,200.00 or more on the 1st day of each month beginning on the 1st day of February 2020 and continuing until the 30th day of November 2023 at which time the entire principal balance together with interest due thereon, shall become due and payable.

Trilosa Investments, LLC

On December 31, 2019, the Company acquired 100% membership interest in Trilosa Investments, LLC, a Wyoming Limited Liability Company (“Trilosa”) which was owned by a related party. Trilosa’s sole asset was the real property located at 717 W. 42nd Place, Los Angeles CA. Under the terms of the Trilosa Agreement, the Company acquired 100% membership interest in Trilosa for $471,000.00 (“the Purchase Price”) payable as follows: (1) subject to a $337,167.43 first position mortgage with payment on principal balance of $337,167.43 owing to lender, Fay Servicing, Inc., interest only from January 1, 2020 on unpaid principal at the rate of 6.85% per annum in monthly installments of $1,924.66 or more on the 1st day of each month, beginning with the first payment on the 1st day of February 2020 and continuing until 31st day of October 2025. (2) A $133,500.00 second position note owing by Trilosa to Belladonna Lily Investments, Inc (“Bella”), whose terms of payments due were interest only, payable from January 1, 2020, on unpaid principal at the rate of 6.85% per annum. Interest only payable in monthly installments of $762.06 or more on the 1st day of each month beginning on the February 1, 2020, and continuing until April 30, 2022, at which time the entire principal balance together with any outstanding interest due thereon, shall become due and payable. Balance of purchase price paid in cash.

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

NOTE 5–PROPERTY INDEBTEDNESS

The Company’s mortgages are summarized as follows:

			Stated interest rate
	Principal balance		as at
	December 31, 2020	December 31, 2019	December 31, 2019	Maturity date
3711 South Western Ave	$562,957	$574,566	3.95%	August 1, 2021
2909 South Catalina Street
- First Note	463,103	474,868	3.50%	July 25, 2021
- Second Note	105,812	357,876	3.50%	July 25, 2021
3910 Walton Ave.	558,693	518,800	5.00%	August 01, 2049
3910 Wisconsin Street
- First Note	242,810	247,571	4.375%	October 1, 2036
- Second Note	150,00	150,000	9.00%	September 27, 2020
- Third Note	90,000	235,423	4.00%	April 30, 2022
1157 West 29 Street
- First Note	443,500	443,500	6.85%	November 1, 2025
- Second Note	200,000	200,000	6.85%	April 30,2022
1267 West 38 Street
- First Note	415,000	415,000	5.50%	March 19, 2023
- Second Note	180,000	185,000	6.00%	March 19, 2023
4016 Dalton Avenue			%
- First Note	416,249	420,000	7.2%	January 1, 2050
- Second Note	155,000	-
1618 West 38 Street			%
- First Note	498,644	493,920	6.30%	January 1, 2020
- Second Note	150,000	-
1981 Estrella Ave
- First Note	610,000	600,000	5.00%	November 30,2023
- Second Note	265,000	265,000	5.00%	November 30,2023
717 West 42 Place
- First Note	337,167	337,167	6.85%	October 31, 2025
- Second Note	134,968	134,968	6.85%	April 30, 2022
2115 Portland Street
- First Note	609,046	616,899	6.00%	June 1, 2049
-Second Note	319,776	330,234	5.00%	April 30, 2024
3906 Denker
-First Note	412,197	-	6.00%	March 1, 2025
-Second Note	185,000	-	6.85%	February 14, 2025
3408 Budlong
-First Note	470,000	-	5%	July 24, 2021
-Second Note	225,000	-	5%	July 22, 2025
3912 S. Hill Street
-First Note	516,000	-	6.425%	December 1, 2050
- Second Note	140,000	-	6.425%	November 1, 2026
4007 Brighton Avenue	147,000	-	6.60%	December 17, 2026
	$9,006,922	$7,000,810

For the period from the January 1, 2020 to December 31, 2020, the Company made principal payments totaling $117,392 on the mortgages payable. For the period from the January 1, 2019 to December 31, 2019, the Company made principal payments totaling $28,419 on the mortgages payable.

Scheduled repayments on mortgages payable, including paying off interest only loans and mortgages due are as follows:

Year ending December 31,
2021	$1,601,872
2022	424,986
2023	1,470,000
2024	319,776
2025	1,602,864
Thereafter	3,587,424
$9,006,922

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

The Preferred Stock matures on September 30, 2029.

The predominant settlement obligation of the Series 1 Convertible Preferred shares was considered to be the issuance of a variable number of shares to settle a fixed monetary amount. Thus, these shares are scoped into the guidance of ASC 480-10 and are accounted for as a liability as at December 31, 2020 and 2019.

	# of Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2018	500,400	$500,400	$42,147	$542,547
Dividends accrued	-	-	25,020	25,020

Balance, December 31, 2019	500,400	500,400	67,167	$567,567
Dividends accrued	-	-	18,697	18,697
Balance, December 31, 2020	500,400	$500,400	$85,864	$586,264

NOTE 7–INCOME TAXES

The Company did not record a provision for income taxes for the years ended December 2020 and 2019 due to a full valuation allowance against its deferred tax assets.

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

The difference between the provision for income taxes and income taxes computed using the effective U.S. federal statutory rate is as follows:

	December 31, 2020	December 31, 2019

Expected tax recovery at the statutory rate	$(79,000)	$(79,000)
Non-deductible items	22,000	22,000
Change in valuation allowance	57,000	57,000
Provision for income taxes	$-	$-

Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2020	December 31, 2019

Net operating loss carry-forwards	$193,340	$155,792
Valuation allowance	(193,340)	(155,792)
	$-	$-

At December 31, 2020, the Company has accumulated net operating losses totaling approximately $921,000 which may be available to carry forward and offset future years’ taxable income.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance against its deferred tax asset.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of December 31, 2020, the Company’s majority shareholder, has provided advances totaling $ 492,500 (December 31, 2019: $492,500). These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded an imputed interest charge of $34,569 and which was credited to additional paid-in capital for the 12 months ended December 31, 2020. See additional related party transactions in Note 4, 5, 6 and 7.

NOTE 9 – ECONOMIC INJURY DISASTER GRANT

On April 21, 2020, the Company received from the SBA an economic injury disaster grant in the amount of $4,000. The amount of the grant was determined by the number of employees indicated on the EIDL application. Per the SBA, the advance does not have to be repaid if we meet the SBA loan conditions.

NOTE 10–PROMISSORY NOTES PAYABLE – OTHER

As of December 31, 2020, the Company has two promissory notes payable to Esteban Coaloa, outstanding, the total amount owing of $182,056. The first is payable through its wholly owned subsidiary, Akebia Investments, LLC, in the amount of $92,463, bearing an interest rate of 3.95%, maturing on August 1, 2021, and the second with a balance of $89,593 is payable through its wholly owned subsidiary, Zinnia Investments, LLC, bearing an interest rate of 3.50%, maturing on July 25, 2021. The total balance is due on the maturity date of each note.

NOTE 11- EQUITY

Common Stock-

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

In 2020-

No stock was issued.

Preferred Stock-

In 2019 and 2020-

No stock was issued.

NOTE 12- COMMITMENT AND CONTINGENCIES

Office Lease

During the year ended December 31, 2020, the Company released half of our office space back to the landlord on a month-to-month at our office in Beverly Hills, CA. The monthly rent reduced to $1,300 as of June 1, 2020. For the year ended December 31, 2020, we paid $2,400 for 5 months and $1,300 for 7 months and in 2019 we paid $2,400 for the year. The Company incurred $21,100 and $15,150 in rent expense, respectively.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operation.

NOTE 13–SUBSEQUENT EVENT

On September 20, 2020 we entered into an agreement, through our subsidiary Trilosa Investments, LLC, to acquire its real property asset located at 4009 Brighton Avenue in Los Angeles. We acquired the property on February 1, 2021.

On April 17, 2021 we entered into an agreement, through our subsidiary Zinnia Investments, LLC, to acquire its real property asset located at 3909 Denker Avenue in Los Angeles. We acquired the property on June 17, 2021.

In May 2021, we refinanced loans on four of our Hubilu properties, 4016 Dalton, 1557 29th, 1267 W. 38th and 1981 Estrella, taking advantage of lower interest rates and lowering the rate on those loans by an average of 1%. Loans were refinanced rate and term only, no cash out. All loans were principal and interest fixed for 30 years , due in 30 years.

On May 27, 2021 we entered into an agreement, through our subsidiary Sunza Investments, LLC, to acquire its real property asset located at 4021 Halldale Avenue in Los Angeles. We acquired the property on July 23, 2021.

On June 28, 2021, we entered into an agreement, through our subsidiary Zinnia Investments, LLC, to acquire its real property asset located at 1284 W. 38th Street in Los Angeles. We plan to close on the property on August 10, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On August 29, 2019, the Company’s directors approved the dismissal of Dale Matheson Carr-Hilton Labonte LLP as the Company’s independent registered public accounting firm. The Company has appointed M&K CPAs PLLC as its principal independent auditor.

During the company’s fiscal year ended December 31, 2019 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with Dale Matheson Carr-Hilton Labonte LLP on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement, if not resolved to the satisfaction of Dale Matheson Carr-Hilton Labonte LLP, would have caused Dale Matheson Carr-Hilton Labonte LLP to make reference to the subject matter of the disagreement in connection with its report.

During the company’s fiscal year ended December 31, 2020 and in the subsequent interim period through the date of appointment of M&K CPAs PLLC, the Company has not consulted with M&K CPAs PLLC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has M&K CPAs PLLC provided to our company a written report or oral advice that M&K CPAs PLLC concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue, other than in connection with carrying out the review procedures required under Appendix K of SEC Practice Section rules adopted by the Public Company Accounting Oversight Board (PCAOB). In addition, during such periods, our company has not consulted with M&K CPAs PLLC regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2020 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2020. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Material weaknesses identified:

●	The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

●	Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2020 assessment of the effectiveness of our internal control over financial reporting.

Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)
David Behrend	53	Chairman, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer

Tracy Black-Van Wier	45	Secretary and Vice President, Investor Relations

The persons named above have held their offices/positions since May 26, 2020 and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders. Effective May 26, 2020, Maurice Simone resigned as Secretary and was replaced by Tracy Black.

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

Ms. Tracy Black-Van Wier, Secretary and Vice President-Investor Relations

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the year ended December 31, 2020 and 2019, compensation awarded to or paid to, or earned by, our Chief Executive Officer and other officers (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
David Behrend CEO, President, CFO and Director	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-

	2020	18,238		-
Maurice Simone, III, Vice President & Secretary	2019	45,000		110,00					63,238

	2020	56,652		-	-	-	-	-	-
Tracy Black Van Wier, Secretary & Vice President of Investor Relations	2019	56,050		136,625	-	-	-	-	112,702

We have no formal employment arrangement with Mr. Behrend. Mr. Behrend will not receive any compensation. Mr. Behrend’s compensation amounts will be formalized if his annual compensation ever exceeds $50,000.

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Except as set forth above for Mr. Simone, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2020 and 2019.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2020 the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of December 31, 2020 we had 26,237,125 shares of common stock outstanding, which are held by 76 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Jacaranda Investments, Inc. (1) 205 South Beverly Drive, Suite 205 Beverly Hills, CA 90212	25,000,000	95.33%

Common Stock	Maurice Simone – Secretary 1/1/2020 - 5/26/2020 205 South Beverly Drive, Suite 205 Beverly Hills, CA 90212	130,000	0.50%

Common Stock	Tracy Black-Van Wier Secretary 5/26/2020 - 12/31/2020 205 South Beverly Drive, Suite 205 Beverly Hills, CA 90212	76,625	0.29%

	All Officers and Directors as a Group (2 persons)	25,206,625	97.02%

(1)	David Behrend, the sole shareholder of Jacaranda Investments, Inc., has dispositive control over the shares. Since he will continue to control us, investors in our common or preferred offering will be unable to change the course of our operations. Thus, our shares lack the value normally attributable to voting rights. This could result in a reduction in value of the shares you own because of their ineffective voting power.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our promoters are Mr. Behrend, our chairman, president, chief executive officer, chief financial officer, and Mrs. Black- Van Wier is our secretary.

Our office and mailing address is 205 South Beverly Drive, Suite 205, Beverly Hills, CA 90212. On March 4, 2016, we entered into a written lease for 750 square feet of space for $2,200 per month at this location. Our lease is month-to—month going forward. As of January 1, 2020, our space rent was $2,450. Our current lease, which changed on June 1, 2020, is now 375 square feet of space on a month to month basis and is $1,300 per month. We have an excellent relationship with our landlord and do not expect to move in the near future. Our majority shareholder advanced us the first month’s prorated rent of $1,703 and $6,600 for the landlord’s security deposit and has continued to pay our rent from working capital related party advances. From April 1, 2015 to February 29, 2016, one of our minority shareholders provided us with office space at no cost to us and therefore we did not incur any rent expense. We estimate that the approximate value of the space he was providing to be $300 per month and there was no written lease agreement for our use of this space, which he provided to us on a month-to-month basis.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended December 31, 2020 and 2019:

M&K CPAS PLLC and Dale Matheson Carr-Hilton Labonte

	2020	2019

Audit Fees	$37,250	$30,250
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$37,250	$30,250

The fees included above are for M&K CPAS PLLC during the years ended December 31, 2020 relates to an estimate of the audit fees of the Company’s annual consolidated financial statements filed on Form 10-K for the year ended December 31, 2020.

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided for the fiscal years ended December 31, 2020 and 2019 in connection with statutory and regulatory filings or engagements.

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

