Form 10-Q
period 2021-03-31
Hubilu Venture Corp
filed 2021-09-16
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§230.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	HBUV	OTC Pink

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 15, 2021 the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 26,237,125.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Real Estate, at cost
Land	$7,215,079	$6,772,379
Building and capital improvements	3,085,965	2,813,564
	10,301,044	9,585,943
Accumulated Depreciation	(250,422)	(238,383)
	10,050,622	9,347,560
Cash	107,594	144,664
Funds held in escrow	-	18,030
Mortgage suspense account	129	-
Deposits	6,600	6,600
Prepaid expenses	-	3,865

TOTAL ASSETS	$10,164,945	$9,520,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Property indebtedness, related party	$9,395,345	$9,006,922
Accounts payable	5,768	8,182
Security deposits	150,874	145,374
Promissory notes payable- related party	182,056	182,056
Loan payable, EDIL	-	-
Loans payable, investor	205,512	182,056
Preferred shares	592,485	586,264
Due to related party	474,271	492,500

TOTAL LIABILITIES	11,006,311	10,421,298

STOCKHOLDERS’ DEFICIT
26,237,125 issued and outstanding on March 31, 2021 (December 31, 2020: 26,237,125)	26,237	26,237
Additional paid-in capital, common stock	750,742	742,556
Accumulated Deficit	(1,618,345)	(1,669,372)
TOTAL SHAREHOLDERS’ DEFICIT	(841,366)	(900,579)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$10,164,945	9,520,719

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020

Rental Income	$316,729	$156,130

Expenses

General & administrative	54,903	116,737
Depreciation	12,039	22,849
Professional fees	236	-
Property taxes	16,399	14,492
Rent expense	3,900	7,350
Repairs and maintenance	1,510	8,486
Taxes and licenses	836	-
Wages and benefits	26,250
Utilities	14,111	10,466
Total Operating Expenses	130,184	180,380

(Income) before other income (expense)	186,608	(24,250)

OTHER INCOME (EXPENSE)
Other income	4,000
Consulting income	-	10,400
Dividends accrued for preferred shares	(6,221)	(6,255)
Promissory Note interest	-	(49,091)
Mortgage interest	(133,360)	(53,882)
Total Other Income (Expense)	(135,581)	(98,828)
Net income (loss) for the period	$51,027	$(123,078)
Basic income (loss) per share	$0.00	$(0.00)
Basic weighted average shares	26,237,125	26,237,125
Diluted income (loss) per share	$0.00	$(0.00)
Diluted average shares outstanding	26,322,193	26,237,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statement of Stockholders’ Deficit

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	26,237,125	$26,238	$707,987	$(1,490,572)	$(756,347)
Rounding		(1)			(1)
Imputed Interest			34,569	-	34,569
Net loss	-	-	-	(178,800)	(178,800)
Balance, December 31, 2020	26,237,125	$26,237	$742,556	$(1,699,372)	$(900,579)
Imputed Interest	-	-	8,186	-	8,186
Net income	-	-	-	51,027	51,027
Balance, March 31, 2021	26,237,125	$26,237	$750,742	$(1,618,345)	$(841,366)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
OPERATING ACTIVITIES
Net income (loss)	$51,027	$(123,078)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Depreciation and amortization	12,039	22,849
Cumulative preferred stock dividends payable	6,221	6,255
Imputed interest	8,186	8,619
Gain on EDIL	(4,000)
Changes in operating assets and liabilities:
Prepaid expenses	3,865	8,746
Funds held in escrow and other current assets	17,901	-
Accounts Payable	(2,414)	(3,597)
Security deposits	5,500	39,254
Net cash provided (used in) operating activities	98,325	(40,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
Building improvements	(114,101)	(92,667)

CASH USED IN INVESTING ACTIVITIES	(114,101)	(92,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	(18,229)	-
Property indebtedness, net	(3,065)	32,465
Net cash (provided by) financing activities	(21,294)	32,465

NET (DECREASE) INCREASE IN CASH	(37,070)	(101,154)
Cash, beginning of the period	144,664	148,798

Cash, end of the period	$107,594	$47,644

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$124,842	$102,973
Income taxes paid	$17,235	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Acquisitions of assets financed through debt	$601,000	$535,000

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

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2021, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,618,345 and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. Management intends to focus on raising additional funds either by way of debt or equity issuances in order to continue operations. The Company cannot provide any assurance or guarantee that it will be able to obtain additional financing or generate revenues sufficient to maintain operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with Securities and Exchange Commission rules and regulations and generally accepted accounting principles in the United States of America (“US GAAP”) and in the opinion of management contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Recent Accounting Pronouncements

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

NOTE 4 - PROPERTY ACQUISITIONS - Related Party

On February 1, 2021 we completed our acquisition, through our subsidiary Trilosa Investments, LLC,, the real property located at 4009 Brighton Avenue in Los Angeles (“Brighton”). The property was vacant at time of purchase. The acquisition was for $601,000 (“Purchase Price”). Terms of the acquisition as follows:

(1) A first position note with payment on principal balance of $540,900 issued by the Property Owner, Trilosa, owing to lender, Center Street Lending VIII SPR, LLC, whose terms of payments due are principle and interest, on unpaid principal at the rate of 8.5% per annum. Principal and interest payable in monthly installments of $3,831.38 or more starting on March 1, 2021 and continuing until the January 1, 2022, at which time the entire principal balance together with interest due thereon, shall become due and payable.

(2) A $60,100 second position note owing by Trilosa, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.60% per annum. Interest only payable in monthly installments of $687.50 or more on the 18th day of each month beginning on the 18th day of January 2021 and continuing until the 17th day of December 2026, at which time the entire principal balance together with interest due thereon, shall become due and payable.

NOTE 5- INVESTMENTS IN REAL ESTATE- Related party

The change in the real estate property investments for the three months ended March 31, 2021 and the year ended December 31, 2020 is as follows:

	Three months ended March 31, 2021	Year ended December 31, 2020

Balance, beginning of the period	$9,585,943	$7,525,055
Acquisitions:	601,000	1,804,000
	10,186,943	9,329,055
Capital improvements	114,101	256,888
Balance, end of the period	$10,301,044	$9,585,943

The change in the accumulated depreciation for the three months ended March 31, 2021 and 2020 is as follows:

	March 31, 2021	March 31, 2020
Balance, beginning of the period	$238,383	$138,357
Depreciation charge for the period	12,039	22,849
Balance, end of the period	$250,422	$161,206

The Company’s real estate investments as of March 31, 2021 is summarized as follows:

	Initial Cost to the Company		Capital	Accumulated		Security
	Land	Building	Improvements	Depreciation	Encumbrances	Deposits
3711 South Western Ave	$508,571	$383,716	$23,988	$68,757	$559,775	$12,524
2909 South Catalina	565,839	344,856	12,831	60,971	600,500	14,400
3910 Wisconsin Ave	337,500	150,000	88,834	17,730	481,586	12,180
3910 Walton Ave	318,098	191,902	2,504	17,137	556,488	11,000
1557 West 29th	496,609	146,891	17,368	11,215	673,500	9,260
1267 West 38th Street	420,210	180,090	7,191	8,613	595,000	7,945
1618 West 38th	508,298	127,074	14,732	4,202	647,130	10,700
4016 Dalton Avenue	424,005	106,001	33,387	4,550	570,182	8,920
1981 West Estrella Avenue	651,659	162,915	68,281	9,383	875,000	17,550
2115 Portland Street	753,840	188,460	-	5,140	926,774	17,085
717 West 42nd Place	376,800	94,200	55,203	2,569	472,135	1,350
3906 Denker Street	428,000	107,000	5,007	6,205	595,891	11,400
3408 S Budlong Street	499,200	124,800	7,418	3,880	695,000	16,560
3912 S. Hill Street	483,750	161,250	103,696	24,504	689,572	-
4009 Brighton Avenue	442,700	158,300	18,070	5,576	662,324	-
	$7,215,079	$2,627,455	$458,510	$250,422	$9,600,857	$150,874

NOTE 6- PROPERTY INDEBTEDNESS

The Company’s mortgages are summarized as follows:

			Stated interest
	Principal balance		rate as at
	March 31, 2021	December 31, 2020	March 31, 2020	Maturity date
3711 South Western Ave	$559,775	$562,957	3.95%	August 1, 2021
2909 South Catalina Street
- First Note	459,988	463,103	3.50%	July 25, 2021
- Second Note	140,512	105,812	3.50%	July 25, 2021
3910 Walton Ave.	556,488	558,693	5.00%	August 01, 2049
3910 Wisconsin Street
- First Note	241,586	242,810	4.375%	October 1, 2036
- Second Note	150,000	150,000	9.00%	September 27, 2020
- Third Note	90,000	90,000	4.00%	April 30, 2022
1557 West 29 Street
- First Note	443,500	443,500	6.85%	November 1, 2025
- Second Note	200,000	200,000	6.85%	April 30,2022
-General Loan	30,000	-	-	-
1267 West 38 Street
- First Note	415,000	415,000	5.50%	March 19, 2023
- Second Note	180,000	180,000	6.00%	March 19, 2023
4016 Dalton Avenue			%
- First Note	415,182	416,249	7.2%	January 1, 2050
- Second Note	155,000	155,000
1618 West 38 Street			%
- First Note	497,130	498,644	6.30%	January 1, 2020
- Second Note	150,000	150,000
1981 Estrella Ave
- First Note	610,000	610,000	5.00%	November 30,2023
- Second Note	265,000	265,000	5.00%	November 30,2023
717 West 42 Place
- First Note	337,167	337,167	6.85%	October 31, 2025
- Second Note	134,968	134,968	6.85%	April 30, 2022
2115 Portland Street
- First Note	606,998	609,046	6.00%	June 1, 2049
-Second Note	319,776	319,776	5.00%	April 30, 2024
3906 Denker
-First Note	410,891	412,197	6.00%	March 1, 2025
-Second Note	185,000	185,000	6.85%	February 14, 2025
3408 Budlong
-First Note	470,000	470,000	5%	July 24, 2021
-Second Note	225,000	225,000	5%	July 22, 2025
3912 S. Hill Street
-First Note	514,572	516,000	6.425%	December 1, 2050
- Second Note	140,000	140,000	6.425%	November 1, 2026
-General Loan	35,000	-	-	-
4007 Brighton Avenue
-First Note	537,324	-	8.5%	January 25, 2022
-Second Note	125,000	147,000	6%	December 17, 2026
	$9,600,857	$9,006,922

 NOTE 7 – PROMISSORY NOTES PAYABLE

March 31, 2021	December 31, 2020

$182,056	$182,056

As of March 31, 2021, the Company has two promissory notes payable to Esteban Coaloa, outstanding, the total amount owing of $182,056. The first is payable through its wholly owned subsidiary, Akebia Investments, LLC, in the amount of $92,463, bearing an interest rate of 3.95%, maturing on August 1, 2021, and the second with a balance of $89,593 is payable through its wholly owned subsidiary, Zinnia Investments, LLC, bearing an interest rate of 3.50%, maturing on July 25, 2021. The total balance is due on the maturity date of each note.

NOTE 8–RELATED PARTY TRANSACTIONS

As of March 31, 2021, the Company’s majority shareholder, has provided advances totaling $474,271 (December 31, 2020: $492,500). These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded an imputed interest charge of $8,186 which was credited to additional paid-in capital for the three months ended March 31, 2021.

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

	# of Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2019	500,400	$500,400	$67,167	$567,567
Dividends accrued	-	-	18,697	18,697

Balance, December 31, 2020	500,400	500,400	85,864	586,264
Dividends accrued			6,221	6,221
Balance, March 31, 2021	500,400	$500,400	$92,085	$592,485

NOTE 10 – SUBSEQUENT EVENTS

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

On June 28, 2021, we entered into an agreement, through our subsidiary Zinnia Investments, LLC, to acquire its real property asset located at 1284 W. 38th Street in Los Angeles. We acquired the property on August 10, 2021.

On July 21, 2021, we entered into an agreement, through our subsidiary Lantana Investments, LLC, to acquire its real property asset located at 3777 Ruthelen Street in Los Angeles. We plan to close the property in the 3rd quarter.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three-months ended March 31, 2021 and 2020, respectively. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2021 and 2020, respectively, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Revenues. Our revenues increased $160,599 to $316,729 for the three months ended March 31, 2020 compared to $156,130 for the comparable period in 2020. The increase is due to the acquisition of 3 new properties.

Operating expenses. In total, operating expenses decreased $50,196 to $130,184 for the three months ended March 31, 2021 compared to $180,380 for the comparable period in 2020. The decrease is primarily due to the Company paying less in salaries and wages.

General and administrative expenses decreased $61,834 to $54,903 for the three months ended March 31, 2021 compared to $116,737 for the comparable period in 2020.

Depreciation expense decreased $10,810 to $12,039 for the three months ended March 31, 2021 compared to $22,849 for the comparable period in 2020.

Professional fees increased $236 to $236 for the three months ended March 31, 2021 compared to $0 for the comparable period in 2020. The increase is attributable to the timing of the invoices received by the Company’s professional service providers.

Property tax expense increased $1,907 to $16,399 for the three months ended March 31, 2021 compared to $14,492 for the comparable period in 2020. The increase is due to the acquisition of 3 new properties.

Repairs and maintenance expense decreased $6,976 to $1,510 for the three months ended March 31, 2021 compared to $8,486 for the comparable period in 2020. The decrease is due to less maintenance needs.

Promissory Note Interest expense decreased $49,091 to $0 for the three months ended March 30, 2021 compared to $49,091 for the comparable period in 2020.

Mortgage Interest increased $79,478 to $133,360 for the three months ended March 31, 2021 compared to $53,882, for the comparable period in 2020. The increase is due to the acquisition of 3 new properties.

Net loss. Our net loss decreased $174,105 to $51,027 for the three months ended March 31, 2021 compared to $123,078 for the comparable period in 2020. The decrease is attributable to the revenue and expenses discussed above.

Liquidity and Capital Resources. For the three months ended March 31, 2021, we did not borrow any money from our majority shareholder. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $10,164,945 as of March 31, 2021, consisting of $10,050,622 in net property assets, $107,594 in cash, $6,600 in deposits and $0 in prepaid expenses.

Our total liabilities are $11,006,311 as of March 31, 2021.

We were provided $98,325 in operating activities for the three months ended March 31, 2021 including $51,027 in net income, imputed interest and gain, which was offset by non-cash charges of $12,039 for depreciation and amortization, $6,221 in dividends accrued in preferred shares, a net decrease of $2,414 in accounts payable and $5,500 received for security deposits.

We used $114,101 in investing activities for the three months ended March 31, 2021, which was used for building additions and improvements.

We had $21,294 provided by financing activities for the three months ended March 31, 2021.

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2021.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company spent $114,101on building improvements during the three months ended March 31, 2021.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2021, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

September 15, 2021	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

