Form 10-Q
period 2021-06-30
Hubilu Venture Corp
filed 2021-11-02
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 2, 2021 the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 26,237,125.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Real Estate, at cost
Land	$7,749,479	$6,772,379
Building and capital improvements	3,409,275	2,813,564
	11,158,754	9,585,943
Accumulated Depreciation	(289,222)	(238,383)
	10,869,532	9,347,560
Cash	54,384	144,664
Funds held in escrow	-	18,030
Deposits	6,600	6,600
Prepaid expenses	19,500	3,865

TOTAL ASSETS	$10,950,016	$9,520,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Property indebtedness, related party	$10,120,426	$9,006,922
Accounts payable	7,735	8,182
Security deposits	157,014	145,374
Promissory notes payable- related party	182,056	182,056
Loans payable, investor	258,197	-
Preferred shares	602,485	586,264
Due to related party	474,271	492,500

TOTAL LIABILITIES	11,802,184	10,421,298

STOCKHOLDERS’ DEFICIT
26,237,125 issued and outstanding on June 30, 2021 (December 31, 2020: 26,237,125)	26,237	26,237
Additional paid-in capital, common stock	759,019	742,556
Accumulated Deficit	(1,637,424)	(1,669,372)
TOTAL STOCKHOLDERS’ DEFICIT	(852,168)	(900,579)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$10,950,016	9,520,719

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020

Rental Income	$387,954	$216,171	$704,683	$372,301

Expenses

General & administrative	107,139	12,503	162,042	88,287
Depreciation	38,800	22,822	50,839	45,671
Professional fees	-	-	236	624
Property taxes	41,151	17,470	57,550	31,962
Rent expense	3,900	-	7,800	7,350
Repairs and maintenance	489	5,487	1,999	13,973
Taxes and licenses	5,162	-	5,998	-
Wages and benefits	26,250	32,749	52,500	72,277
Transfer agent and filing fees	-	300	-	1,101
Utilities	18,732	10,066	32,843	20,532
Total Operating Expenses	241,623	101,397	371,807	281,777

Income before other income (expense)	146,331	114,774	332,876	90,524

Other income	-	-	4,000	10,400
Consulting Income	-	-	-	-
Dividends accrued for preferred shares	(10,000)	(6,187)	(16,221)	(12,442)
Write-off of loan receivable	-	-	-	-
Imputed interest	-	(8,618)	-	(17,237)
Promissory note interest	-	(22,437)	-	(62,909)
Mortgage interest	(155,347)	(83,821)	(288,707)	(137,703)
Total Other Income (Expense)	(165,347)	(121,063)	(300,928)	(219,891)
Net income (loss) for the period	$(19,016)	$(6,289)	$31,948	$(129,367)
Basic income (loss) per share	(0.00)	(0.00)	0.00	(0.00)
Basic weighted average shares	26,237,125	26,237,125	26,237,125	26,237,125
Diluted income (loss) per share	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted average shares outstanding	26,237,125	26,237,125	26,982,721	26,237,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statement of Stockholders’ Deficit

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	26,237,125	$26,238	$707,987	$(1,490,572)	$(756,347)
Rounding	-	(1)		-	(1)
Imputed Interest	-	-	34,569	-	34,569
Net loss	-	-	-	(178,800)	(178,800)
Balance, December 31, 2020	26,237,125	$26,237	$742,556	$(1,699,372)	$(900,579)
Imputed Interest	-	-	16,463	-	16,463
Net income	-	-	-	31,948	31,948
Balance, June 30, 2021	26,237,125	$26,237	$759,019	$(1,637,424)	$(852,168)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
OPERATING ACTIVITIES
Net income (loss)	$31,948	$(129,367)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:
Depreciation and amortization	50,839	45,671
Cumulative preferred stock dividends payable	16,221	12,442
Imputed interest	16,463	17,237
Gain on EDIL, forgiveness	(4,000)	-
Changes in operating assets and liabilities:
Prepaid expenses	(15,635)	8,746
Funds held in escrow and other current assets	18,030	3,205
Accounts Payable	(447)	4,845
Security deposits	11,640	61,529
Net cash provided (used in) operating activities	125,059	24,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Building improvements	(207,792)	(180,065)

Cash used in investing activites	(207,792)	(180,065)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party, net	(18,229)	-
Property indebtedness, net	10,682	54,841
Loans payable EDIL	-	4,000
Net cash provided by (used in) financing activities	(7,547)	58,841

NET (DECREASE) INCREASE IN CASH	(90,280)	(96,916)
Cash, beginning of the period	144,664	145,593

Cash, end of the period	$54,384	$48,677

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$285,050	$196,746
Income taxes paid	$57,550	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Acquisitions of assets financed through debt	$1,365,019	$535,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HUBILU VENTURE CORPORATION

Notes to the Consolidated Financial Statements

June 30, 2021

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

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2021, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,637,424 and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. Management intends to focus on raising additional funds either by way of debt or equity issuances in order to continue operations. The Company cannot provide any assurance or guarantee that it will be able to obtain additional financing or generate revenues sufficient to maintain operations.

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

On June 18, 2021, we completed our acquisition, through its subsidiary Zinnia Investments, LLC, the real property located at 3908 Denker Ave, Los Angeles (“Denker”). The property was vacant at the time of purchase. The acquisition was for $668,000 (“Purchase Price”). The terms of the acquisition as follows:

(1) A first position note with interest only for $655,000 owing by Zinnia to Belladonna, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $3,275 or more on the 1st day of each month beginning on the 1st day of July 2021 and continuing until the 1st day of June 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable

NOTE 5- INVESTMENTS IN REAL ESTATE- Related party

The change in the real estate property investments for the six months ended June 30, 2021 and the year ended December 31, 2020 is as follows:

	Six months ended June 30, 2021	Year ended December 31, 2020

Balance, beginning of the period	$9,585,943	$7,525,055
Acquisitions:	1,365,019	1,804,000
	10,950,962	9,329,055
Capital improvements	207,792	256,888
Balance, end of the period	$11,158,754	$9,585,943

The change in the accumulated depreciation for the six months ended June 30, 2021 and 2020 is as follows:

	June 30, 2021	June 30, 2020
Balance, beginning of the period	$238,383	$138,356
Depreciation charge for the period	50,839	45,671
Balance, end of the period	$289,222	$184,027

The Company’s real estate investments as of June 30, 2021 is summarized as follows:

	Initial Cost to the Company		Capital	Accumulated		Security	Closing
	Land	Building	Improvements	Depreciation	Encumbrances	Deposits	Costs
3711 South Western Ave	$508,571	$383,716	$23,996	$79,216	$556,560	$17,134	-
2909 South Catalina	565,839	344,856	14,256	60,560	546,425	14,400	-
3910 Wisconsin Ave	337,500	150,000	88,833	19,722	480,350	7,740	-
3910 Walton Ave	318,098	191,902	2,504	22,702	554,255	11,000	-
1557 West 29th	496,609	146,891	17,368	15,140	620,000	11,760	14,251
1267 West 38th Street	420,210	180,090	7,191	19,805	620,000	7,945	15,899
1618 West 38th	508,298	127,074	14,732	7,109	645,542	8,390	-
4016 Dalton Avenue	424,005	106,001	31,965	7,343	781,090	8,920	27,478
1981 West Estrella Avenue	651,659	162,915	68,281	11,550	920,000	17,550	21,981
2115 Portland Street	753,840	188,460	1,501	9,439	924,695	17,565	-
717 West 42nd Place	376,800	94,200	-	6,551	472,135	1,350	-
3906 Denker Street	428,000	107,000	60,210	6,068	594,566	9,200	-
3408 S Budlong Street	499,200	124,800	7,644	4,085	695,000	14,060	-
3912 S. Hill Street	483,750	161,250	105,543	8,209	650,681	10,000	-
4009 Brighton Avenue	442,700	158,300	108,177	3,626	662,324	-	13,038
3908 Denker Avenue	534,400	133,600	-	99	655,000	-	3,172
	$7,749,479	$2,761,055	$552,201	$289,222	$10,378,623	$157,014	96,019

NOTE 6- PROPERTY INDEBTEDNESS

The Company’s mortgages are summarized as follows:

			Stated interest
	Principal balance		rate as at
	June 30, 2021	December 31, 2020	June 30, 2020	Maturity date
3711 South Western Ave	$556,560	$562,957	3.95%	November 1,2021
2909 South Catalina Street
- First Note	456,832	463,103	3.50%	August 1, 2046
- Second Note	89,593	105,812	3.50%	April 20, 2023
3910 Walton Ave.	554,255	558,693	5.00%	August 01, 2049
3910 Wisconsin Street
- First Note	240,350	242,810	4.375%	October 1, 2036
- Second Note	150,000	150,000	9.00%	September 27, 2025
- Third Note	90,000	90,000	4.00%	April 30, 2022
1557 West 29 Street	620,000	643,500	4.75%	June 1, 2051
1267 West 38 Street	620,000	595,000	4.975%	July 1, 2051
1618 West 38 Street			%
- First Note	495,542	498,644	6.30%	January 1, 2050
- Second Note	150,000	150,000
4016 Dalton Avenue	781,090	571,249	4.975%	June 1, 2051
1981 Estrella Ave	920,000	875,000	5.225%	June 1, 2051
717 West 42 Place
- First Note	337,167	337,167	6.85%	October 31, 2025
- Second Note	134,968	134,968	6.85%	April 30, 2022
2115 Portland Street
- First Note	604,919	609,046	6.00%	June 1, 2049
-Second Note	319,776	319,776	5.00%	April 30, 2024
3906 Denker
-First Note	409,566	412,197	6.00%	March 1, 2025
-Second Note	185,000	185,000	6.85%	February 14, 2025
3408 Budlong
-First Note	470,000	470,000	5%	July 24, 2021
-Second Note	225,000	225,000	5%	July 22, 2025
3912 S. Hill Street
-First Note	513,122	516,000	6.425%	December 1, 2050
- Second Note	137,559	140,000	6.425%	November 1, 2026
4007 Brighton Avenue
-First Note	537,324	-	8.5%	January 25, 2022
-Second Note	125,000	147,000	6%	December 17, 2026
3908 Denker Avenue	655,000	-	6%	June 1, 2025
	$10,378,623	$9,006,922

NOTE 7 – PROMISSORY NOTES PAYABLE-Related Party

June 30, 2021	December 31, 2020

$182,056	$182,056

As of June 30, 2021, the Company has two promissory notes payable to Esteban Coaloa, outstanding, the total amount owing of $182,056. The first is payable through its wholly owned subsidiary, Akebia Investments, LLC, in the amount of $92,463, bearing an interest rate of 3.95%, maturing on August 1, 2021, and the second with a balance of $89,593 is payable through its wholly owned subsidiary, Zinnia Investments, LLC, bearing an interest rate of 3.50%, maturing on July 25, 2021. The total balance is due on the maturity date of each note.

General loans that are considered due are not property specific and are considered due on demand.

NOTE 8–RELATED PARTY TRANSACTIONS

As of June 30, 2021, the Company’s majority shareholder, has provided advances totaling $474,271 (December 31, 2020: $492,500). These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded an imputed interest charge of $16,463 which was credited to additional paid-in capital for the six months ended June 30, 2021.

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

Dividends – The holders of the Preferred Stock in preference to the holders of common stock, are entitled to receive dividends at the rate of 5% per annum, in kind, which shall accrue quarterly. Such dividends are cumulative. No such dividends have been declared to date.

Liquidation – In the event of any liquidation, dissolution, winding-up or sale or merger of the Company, whether voluntarily or involuntarily, each holder of Preferred Stock is entitled to receive, in preference to the holders of common stock, a per-share amount equal to the original issue price of $1.00 (as adjusted, as defined), plus all declared but unpaid dividends.

	# of Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2019	500,400	$500,400	$67,167	$567,567
Dividends accrued	-	-	18,697	18,697

Balance, December 31, 2020	500,400	500,400	85,864	586,264
Dividends accrued			16,221	16,221
Balance, June 30, 2021	500,400	$500,400	$102,085	$602,485

NOTE 10 – CONTINGENCY/LEGAL

As of September 30, 2021, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

From time to time, the Company may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. However, litigation is subject to inherent uncertainties for which the outcome cannot be predicted. Any adverse result in these or other legal matters could arise and cause harm to the Company’s business. The Company currently is not a party to any claim or litigation, the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on the Company’s business.

NOTE 11 – SUBSEQUENT EVENTS

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

On July 21, 2021, we entered into an agreement, through our subsidiary Lantana Investments, LLC, to acquire its real property asset located at 3777 Ruthelen Street in Los Angeles. We acquired the property on October 6, 2021

On August 17, 2021, we entered into an agreement, through our subsidiary Boabab Investments, LLC, to acquire its real property asset located at 4505 Orchard Avenue in Los Angeles. We acquired the property on October 1, 2021.

In October 2021, we refinanced loans on two of our Hubilu properties, 4009 S. Brighton Avenue and 3408 S. Budlong Avenue, taking advantage of lower interest rates and lowering the rate on those loans by an average of 1%. Loans were refinanced rate and term only, no cash out. All loans were principal and interest fixed for 30 years, due in 30 years.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six-months ended June 30, 2021 and 2020, respectively. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2021 and 2020, respectively, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Revenues. Our revenues increased $171,783 to $387,954 for the three months ended June 30, 2021 compared to $216,171 for the comparable period in 2020. The increase is due to the acquisition of four new properties.

Operating expenses. In total, operating expenses increased $140,226 to $241,623 for the three months ended June 30, 2021 compared to $101,397 for the comparable period in 2020.

General and administrative expenses increased $94,636 to $107,139 for the three months ended June 30, 2021 compared to $12,503 for the comparable period in 2020.

Depreciation expense increased $15,978 to $38,800 for the three months ended June 30, 2021 compared to $22,822 for the comparable period in 2020.

Rent expense increased $3,900 to $3,900 for the three months ended June 30, 2021 compared to $0 for the comparable period in 2020. The increase is due to not paying rent in the months of April, May and June and instead used our security deposit.

Property tax expense increased $23,681 to $41,151 for the three months ended June 30, 2021 compared to $17,470 for the comparable period in 2020. The increase is due to the acquisition of four new properties.

Repairs and maintenance expense decreased $4,998 to $489 for the three months ended June 30, 2021 compared to $5,487 for the comparable period in 2020. The decrease is due to the properties being in good condition and require less maintenance.

Taxes and licenses expense increased $5,162 to $5,162 for the three months ended June 30, 2021 compared to $0 for the comparable period in 2020. The increase is due timing of filing dates.

Wages and benefits expense decreased $6,499 to $26,250 for the three months ended June 30, 2021 compared to $32,749 for the comparable period in 2020. The decrease is due to additional money being paid to assist employees during Covid shutdown. Salaries and wages are back to normal.

 Transfer agent and filing fees expense decreased $300 to $0 for the three months ended June 30, 2021 compared to $300 for the comparable period in 2020. The decrease is due to less filings during this period.

Promissory Note Interest expense decreased $22,437 to $0 for the three months ended June 30, 2021 compared to $22,437 for the comparable period in 2020.

Mortgage Interest increased $71,526 to $155,347 for the three months ended June 30, 2021 compared to $83,821, for the comparable period in 2020. The increase is due to the acquisition of four new properties.

Net loss. Our net loss increased $12,727 to $19,016 for the three months ended June 30, 2021 compared to $6,289 for the comparable period in 2020. The increase is attributable to the revenue and expenses discussed above.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Revenues. Our revenues increased to $704,683 for the six months ended June 30, 2020 compared to $372,301 for the comparable period in 2020. The increase is due to the acquisition of four new properties.

Operating expenses. Operating expenses include general and administrative expenses, consulting expense, depreciation, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filing fees, and utilities. In total, operating expenses increased $90,030 to $371,807 for the six months ended June 30, 2021 compared to $281,777 for the comparable period in 2020. The increase is due to the acquisition of four new properties.

General and administrative expenses increased $73,755 to $162,042 for the six months ended June 30, 2021 compared to $88,287 for the comparable period in 2019.

Depreciation expense increased $5,168 to $50,839 for the six months ended June 30, 2021 compared to $45,671 for the comparable period in 2020.

Professional fees decreased $388 to $236 for the six months ended June 30, 2021 compared to $624 for the comparable period in 2020.

Property tax expense increased $25,588 to $57,550 for the six months ended June 30, 2021 compared to $31,962 for the comparable period in 2020. The increase is due to paying our taxes earlier in the first quarter.

Rent expense increased $450 to $7,800 for the six months ended June 30, 2021 compared to $7,350 for the comparable period in 2020 The increase is due to downsizing our office space.

Repairs and maintenance expense decreased $11,974 to $1,999 for the six months ended June 30, 2021 compared to $13,973 for the comparable period in 2020. The decrease is due to the properties being in good condition and require less maintenance.

Transfer Agent and Filing Fees decreased $1,101 to $0 for the six months ended June 30, 2021 compared to $1,101 for the comparable period in 2020. The decrease is due to additional monthly fees paid.

Utilities expense increased $12,311 to $32,843 for the six months ended June 30, 2021 compared to $20,532 for the comparable period in 2020. The increase is due to additional property acquisitions.

Promissory Note Interest expense decreased $62,909 to $0 for the six months ended June 30, 2021 compared to $62,909 for the comparable period in 2020.

Mortgage Interest increased $151,004 to $288,707 for the six months ended June 30, 2021 compared to $139,703 for the comparable period in 2020. The increase is due to the acquisition of four new properties.

Net loss. Our net loss decreased $161,315 to income $31,948 for the six months ended June 30, 2021 compared to a loss of $129,367 for the comparable period in 2020. The decrease is attributable to the revenue and expenses discussed above.

Liquidity and Capital Resources. For the six months ended June 30, 2021, we did not borrow any money from our majority shareholder. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $10,950,016 as of June 30, 2021, consisting of $10,869,532 in net property assets, $54,384 in cash, $6,600 in deposits and $19,500 in prepaid expenses.

Our total liabilities are $11,802,184 as of June 30, 2021.

We were provided $125,059 in operating activities for the six months ended June 30, 2021 including $31,948 in net income, imputed interest and gain, which was offset by non-cash charges of $50,839 for depreciation and amortization, $16,221 in dividends accrued in preferred shares, a net decrease of $447 in accounts payable and $11,640 received for security deposits.

We used $207,792 in investing activities for the six months ended June 30, 2021, which was used for building additions and improvements.

We had $7,547 used in financing activities for the six months ended June 30, 2021.

The Company had no formal long-term lines or credit or other bank financing arrangements as of June 30, 2021.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company spent $207,792 on building improvements during the six months ended June 30, 2021.

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

(b) Changes in Internal Controls over Financial Reporting

During the six month period ended June 30, 2021, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

November 2, 2021	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

