Form 10-Q
period 2021-09-30
Hubilu Venture Corp
filed 2022-01-07
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ quarterly REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 6, 2022, the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 26,237,125.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Real Estate, at cost
Land	$9,294,479	$6,772,379
Building and capital improvements	3,981,804	2,813,564
Property acquisition and financing	152,331	-
	13,428,614	9,585,943
Accumulated Depreciation	(323,699)	(238,383)
	13,104,915	9,347,560
Cash	29,876	144,664
Funds held in escrow	9,212	18,030
Deposits	6,600	6,600
Prepaid expenses	21,750	3,865

TOTAL ASSETS	$13,172,353	$9,520,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Property indebtedness, related party	$10,135,504	$9,006,922
Accounts payable	14,009	8,182
Security deposits	157,229	145,374
Promissory notes payable- related party	182,056	182,056
Loans payable, investor	2,345,697	-
Preferred shares	611,249	586,264
Due to related party	474,271	492,500

TOTAL LIABILITIES	13,920,015	10,421,298

STOCKHOLDERS’ DEFICIT
26,237,125 issued and outstanding on September 30, 2021 (December 31, 2020: 26,237,125)	26,237	26,237
Additional paid-in capital	767,387	742,556
Accumulated Deficit	(1,541,286)	(1,669,372)
TOTAL STOCKHOLDERS’ DEFICIT	(747,662)	(900,579)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$13,172,353	9,520,719

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020

Rental Income	$167,043	$257,588	$871,726	$629,889

Expenses

General & administrative	75,699	40,494	237,741	140,809
Depreciation	34,477	24,179	85,316	69,850
Professional fees	159	-	395	447
Property taxes	22,173	19,158	79,723	51,120
Rent expense	3,900	3,900	11,700	11,250
Repairs and maintenance	-	-	1,999	2,122
Taxes and licenses	159	-	6,157	-
Wages and benefits	36,000	27,126	88,500	99,403
Transfer agent and filing fees	-	300	-	1,401
Utilities	19,056	15,539	51,899	36,071
Total Operating Expenses	191,623	130,696	563,430	412,473

Income before other income (expense)	(24,580)	126,892	308,296	217,416

Other income	-	-	4,000	-
Consulting Income	279,450	-	279,450	-
Dividends accrued for preferred shares	(8,764)	(6,255)	(24,985)	(18,697)
Imputed interest	(8,368)	(8,643)	(24,831)	(25,880)
Promissory note interest	-	(36,776)	-	(89,285)
Mortgage interest	(141,600)	(77,771)	(413,844)	(215,474)
Total Other Income (Expense)	(120,718)	(129,445)	(180,210)	(349,336)
Net income (loss) for the period	$96,138	$(2,553)	$128,086	$(131,920)
Basic income (loss) per share	$0.00	$0.00	$0.00	$0.01
Basic weighted average shares	26,237,125	26,237,125	26,237,125	26,237,125
Diluted income (loss) per share	$0.00	$(0.00)	$0.00	$(0.01)
Diluted average shares outstanding	26,612,425	26,237,125	26,612,425	26,237,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statement of Stockholders’ Deficit

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	26,237,125	$26,238	$707,987	$(1,490,572)	$(756,347)
Rounding	-	(1)		-	(1)
Imputed Interest	-	-	34,569	-	34,569
Net loss	-	-	-	(178,800)	(178,800)
Balance, December 31, 2020	26,237,125	$26,237	$742,556	$(1,699,372)	$(900,579)
Imputed Interest	-	-	24,831	-	24,831
Net income	-	-	-	128,086	128,086
Balance, September 30, 2021	26,237,125	$26,237	$767,387	$(1,541,286)	$(747,662)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
OPERATING ACTIVITIES
Net income (loss)	$128,086	$(131,920)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:
Depreciation and amortization	85,316	69,850
Cumulative preferred stock dividends payable	24,985	18,697
Imputed interest	24,831	25,880
Gain on EDIL, forgiveness	(4,000)	-
Changes in operating assets and liabilities:
Other current assets	8,818	(16,145)
Prepaid expenses	(17,885)	8,746
Accounts payable	5,827	(107)
Security deposits	11,855	64,034
Net cash provided (used in) operating activities	267,833	39,035

CASH FLOWS FROM INVESTING ACTIVITIES:
Building improvements	(361,612)	(208,007)

Cash used in investing activities	(361,612)	(208,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party, net	(18,229)	-
Advance from investors	-	149,612
Property indebtedness, net	(2,780)	52,346
Loans payable EDIL	-	4,000
Net cash provided by (used in) financing activities	(21,009)	205,958

NET (DECREASE) INCREASE IN CASH	(114,788)	36,986
Cash, beginning of the period	144,664	145,593

Cash, end of the period	$29,876	$182,579

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$429,260	$322,407
Income taxes paid	$85,879	$-
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Acquisitions of assets financed through debt	$3,481,059	$1,159,000

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

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2021, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,541,286 and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. Management intends to focus on raising additional funds either by way of debt or equity issuances in order to continue operations. The Company cannot provide any assurance or guarantee that it will be able to obtain additional financing or generate revenues sufficient to maintain operations.

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

On July 22, 2021, we completed our acquisition, through its subsidiary Sunza Investments, LLC, the real property located 4021 Halldale Avenue in Los Angeles (“Halldale”). The property was vacant at the time of purchase. The acquisition was for $650,000 (“Purchase Price”). The terms of the acquisition as follows:

(1) A first position note with payment on principal balance of $585,000 issued by Sunza, owing to lender, Center Street Lending, VIII SPE, LLC, whose terms of payments due are interest only, payable on unpaid principal at the rate of 8.5% per annum. Principal and interest payable in monthly installments of $4,143.75 or more starting on September 1, 2021, and continuing until the 14th day of July 2022, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $145,312 second position note owing by Sunza to Belladonna Lily Investments, Inc. (“Belladonna”), whose terms of payments due were interest only, payable on unpaid principal at the rate of 3.00% per annum. Interest only payable in monthly installments of $363.28 or more on the 15th day of each month beginning on the 15th day of August 2021 and continuing until the 30th day of June 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On August 9, 2021, we completed our acquisition, through its subsidiary, Zinnia Investments, LLC, the real property located at 1284 W. 38th Street in Los Angeles (“38th Street”). The property was vacant at the time of purchase. The acquisition was for $735,000 (“Purchase Price”). The terms of the acquisition as follows:

(1) A first position note with payment on principal balance of $661,500 issued by the Zinnia owing to lender, Center Street Lending, VII SPE, LLC, whose terms of payments due are interest only, payable on unpaid principal at the rate of 8.5% per annum. Principal and interest payable in monthly installments of $4,685.63 or more starting on October 1, 2021, and continuing until the 3rd day of August 2022, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $110,000 second position note owing by Zinnia to Belladonna, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.25% per annum. Interest only payable in monthly installments of $481.25 or more on the 9th day of each month beginning on the 9th day of September 2021 and continuing until the 30th day of June 2029 at which time the entire principal balance together with interest due thereon, shall become due and payable.

September 30, 2021, we completed our acquisition, through its subsidiary Boabab Investments LLC, the real property located at 4505 Orchard Avenue in Los Angeles (“Orchard”). The property was vacant at the time of purchase. The acquisition was for $675,000 (“Purchase Price”). The terms of the acquisition as follows:

(1) A first position note with interest only for $675,000 owing by Boabab to Belladonna Lily Investments, Inc. (“Belladonna”), whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $2,812.50 or more on the 22nd day of each month beginning on the 22nd day of October 2021 and continuing until the 1st day of October 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

NOTE 5- INVESTMENTS IN REAL ESTATE- Related party

The change in the real estate property investments for the nine months ended September 30, 2021 and the year ended December 31, 2020 is as follows:

	Nine months ended September 30, 2021	Year ended December 31, 2020

Balance, beginning of the period	$9,585,943	$7,525,055
Acquisitions:	3,481,059	1,804,000
	13,067,002	9,329,055
Capital improvements	361,612	256,888
Balance, end of the period	$13,428,614	$9,585,943

The change in the accumulated depreciation for the nine months ended September 30, 2021 and 2020 is as follows:

	September 30, 2021	September 30, 2020
Balance, beginning of the period	$238,383	$137,699
Depreciation charge for the period	85,316	69,850
Balance, end of the period	$323,699	$207,549

The Company’s real estate investments as of September 30, 2021 is summarized as follows:

	Initial Cost to the Company		Capital	Accumulated		Security	Closing
	Land	Building	Improvements	Depreciation	Encumbrances	Deposits	Costs
3711 South Western Ave	$508,571	$383,716	$24,034	$82,887	$553,317	$17,134	-
2909 South Catalina	565,839	344,856	16,181	71,731	542,987	14,400	-
3910 Wisconsin Ave	337,500	150,000	88,834	21,603	479,514	7,090	-
3910 Walton Ave	318,098	191,902	2,504	24,516	551,994	11,000	-
1557 West 29th	496,609	146,891	17,368	16,619	617,745	11,760	14,251
1267 West 38th Street	420,210	180,090	7,191	22,165	617,745	7,945	15,899
1618 West 38th	508,298	127,074	14,732	8,300	643,981	10,290	-
4016 Dalton Avenue	424,005	106,001	33,109	8,530	790,428	10,310	27,478
1981 West Estrella Avenue	651,659	162,915	68,281	13,492	903,806	12,205	21,981
2115 Portland Street	753,840	188,460	1,763	11,042	922,595	15,115	-
717 West 42nd Place	376,800	94,200	-	7,343	472,135	1,350	-
3906 Denker Street	428,000	107,000	60,210	7,473	593,220	11,790	-
3408 S Budlong Street	499,200	124,800	18,996	5,481	712,000	9,840	-
3912 S. Hill Street	483,750	161,250	126,770	10,980	651,648	10,000	-
4009 Brighton Avenue	442,700	158,300	168,066	7,183	694,324	2,500	13,038
3908 Denker Avenue	534,400	158,300	44,369	1,925	646,262	4,500	3,172
4021 Halldale Avenue	487,500	162,500	11,615	1,113	585,000	-	17,995
1284 W. 38th Stteet	551,250	183,750	-	608	807,250	-	22,131
4505 Orchard Avenue	506,250	145,776	-	705	695,250	-	16,386
	$9,294,479	$3,277,781	$704,023	$323,699	$12,481,201	$157,229	152,331

NOTE 6- PROPERTY INDEBTEDNESS

The Company’s mortgages are summarized as follows:

			Stated interest
	Principal balance		rate as at
	September 30, 2021	December 31, 2020	September 30, 2020	Maturity date
3711 South Western Ave	$553,317	$562,957	3.95%	November 1, 2021
2909 South Catalina Street
- First Note	453,482	463,103	3.50%	August 1, 2046
- Second Note	89,500	105,812	3.50%	April 20, 2023
3910 Walton Ave.	551,994	558,693	5.00%	August 01, 2049
3910 Wisconsin Street
- First Note	239,514	242,810	4.375%	October 1, 2036
- Second Note	150,000	150,000	9.00%	September 27, 2025
- Third Note	90,000	90,000	4.00%	April 30, 2022
1557 West 29 Street	617,745	643,500	4.75%	June 1, 2051
1267 West 38 Street	617,745	595,000	4.975%	July 1, 2051
1618 West 38 Street			%
- First Note	493,981	498,644	6.30%	January 1, 2050
- Second Note	150,000	150,000
4016 Dalton Avenue	790,428	571,249	4.975%	June 1, 2051
1981 Estrella Ave	903,806	875,000	5.225%	June 1, 2051
717 West 42 Place
- First Note	337,167	337,167	6.85%	October 31, 2025
- Second Note	134,968	134,968	6.85%	April 30, 2022
2115 Portland Street
- First Note	602,819	609,046	6.00%	June 1, 2049
-Second Note	319,776	319,776	5.00%	April 30, 2024
3906 Denker
-First Note	408,220	412,197	6.00%	March 1, 2025
-Second Note	185,000	185,000	6.85%	February 14, 2025
3408 Budlong
-First Note	470,000	470,000	5%	October 31, 2021
-Second Note	242,000	225,000	5%	July 22, 2025
3912 S. Hill Street
-First Note	511,648	516,000	6.425%	December 1, 2050
- Second Note	140,000	140,000	6.425%	November 1, 2026
4007 Brighton Avenue
-First Note	537,324	-	8.5%	January 25, 2022
-Second Note	157,000	147,000	6%	December 17, 2026
3908 Denker Avenue	646,267	-	6%	June 1, 2025
4021 Halldale Avenue	585,000	-	8.5%	July 14, 2022
1284 W. 38th Street		-
-First Note	661,500	-	8.5%	August 3, 2022
-Second Note	145,750	-	5.25%	June 30, 2029
4505 Orchard Avenue	695,250	-	5%	October 1, 2029

	$12,481,201	$9,006,922

NOTE 7 – PROMISSORY NOTES PAYABLE-Related Party

September 30, 2021	December 31, 2020

$182,056	$182,056

As of September 30, 2021, the Company has two promissory notes payable to Esteban Coaloa, outstanding, the total amount owing of $182,056. The first is payable through its wholly owned subsidiary, Akebia Investments, LLC, in the amount of $92,463, bearing an interest rate of 3.95%, maturing on August 1, 2029, and the second with a balance of $89,593 is payable through its wholly owned subsidiary, Zinnia Investments, LLC, bearing an interest rate of 3.50%, maturing on April 20, 2023. The total balance is due on the maturity date of each note.

General loans that are considered due are not property specific and are considered due on demand.

NOTE 8–RELATED PARTY TRANSACTIONS

As of September 30, 2021, the Company’s majority shareholder, has provided advances totaling $474,271 (December 31, 2020: $492,500). These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded an imputed interest charge of $24,831 which was credited to additional paid-in capital for the nine months ended September 30, 2021.

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

	# of Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2019	500,400	$500,400	$67,167	$567,567
Dividends accrued	-	-	18,697	18,697

Balance, December 31, 2020	500,400	500,400	85,864	586,264
Dividends accrued			24,895	24,895
Balance, September 30, 2021	500,400	$500,400	$110,759	$611,249

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

NOTE 11 – SUBSEQUENT EVENTS

On July 21, 2021, we entered into an agreement, through our subsidiary Lantana Investments, LLC, to acquire its real property asset located at 3777 Ruthelen Street in Los Angeles. We acquired the property on October 6, 2021.

On November 11, 2021, we entered into an agreement, through our subsidiary Boabab Investments, LLC, to acquire its real property asset located at 2029 W. 41st Place in Los Angeles. We plan to close the acquisition in the fourth quarter.

On December 8, 2021, we entered into an agreement, through our subsidiary Boabab Investments, LLC, to acquire its real property asset located at 3791 S. Normandie Avenue in Los Angeles. We plan to close the acquisition in the fourth quarter.

In October 2021, we refinanced loans on three of our Hubilu properties, 4009 S. Brighton Avenue, 3408 S. Budlong Avenue and 3908 Denker Avenue, taking advantage of lower interest rates and lowering the rate on those loans by an average of 1%. Loans were refinanced rate and term only, no cash out. All loans were principal and interest fixed for 30 years, due in 30 years.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine-months ended September 30, 2021 and 2020, respectively. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2021 and 2020, respectively, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2021, compared to the three months ended September 30, 2020

Revenues. Our revenues decreased $90,545 to $167,043 for the three months ended September 30, 2021, compared to $257,588 for the comparable period in 2020. The decrease is due to less consulting income.

Operating expenses. In total, operating expenses increased $60,927 to $191,623 for the three months ended September 30, 2021, compared to $130,696 for the comparable period in 2020.

General and administrative expenses increased $35,205 to $75,699 for the three months ended September 30, 2021, compared to $40,494 for the comparable period in 2020.

Depreciation expense increased $10,298 to $34,477 for the three months ended September 30, 2021, compared to $24,179 for the comparable period in 2020.

Rent expense stayed equal at $3,900 for the three months ended September 30, 2021, which was the same amount of $3,900 for the comparable period in 2020.

Property tax expense increased $3,015 to $22,173 for the three months ended September 30, 2021, compared to $19,158 for the comparable period in 2020. The increase is due to the acquisition of five new properties.

Repairs and maintenance expense remained equal at $0 for the three months ended September 30, 2021, which was the same amount for the comparable period in 2020.

Taxes and licenses expense increased $159 to $159 for the three months ended September 30, 2021, compared to $0 for the comparable period in 2020. The increase is due timing of filing dates.

Wages and benefits expense increased $8,874 to $36,000 for the three months ended September 30, 2021, compared to $27,126 for the comparable period in 2020. The increase is due to salaries and wages being back to normal. Additional money was being paid to assist employees during Covid shutdown.

Transfer agent and filing fees expense decreased $300 to $0 for the three months ended September 30, 2021, compared to $300 for the comparable period in 2020. The increase is due to more filings during this period.

Promissory Note Interest expense decreased $36,776 to $0 for the three months ended September 30, 2021, compared to $36,776 for the comparable period in 2020.

Mortgage Interest increased $63,829 to $141,600 for the three months ended September 30, 2021, compared to $77,771, for the comparable period in 2020. The increase is due to the acquisition of five new properties.

Net loss. Our net loss decreased $98,691 to $96,138 of net income for the three months ended September 30, 2021, compared to $2,553 of net loss for the comparable period in 2020. The increase is attributable to the revenue and expenses discussed above.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Revenues. Our revenues increased $241,837 to $871,726 for the nine months ended September 30, 2021 compared to $629,889 for the comparable period in 2020. The increase is due to the acquisition of five new properties and consulting income.

Operating expenses. Operating expenses include general and administrative expenses, consulting expense, depreciation, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filing fees, and utilities. In total, operating expenses increased $150,957 to $563,430 for the nine months ended September 30, 2021, compared to $412,473 for the comparable period in 2020. The increase is due to the acquisition of five new properties.

General and administrative expenses increased $96,932 to $237,741 for the nine months ended September 30, 2021, compared to $140,809 for the comparable period in 2020.

Depreciation expense increased $15,466 to $85,316 for the nine months ended September 30, 2021, compared to $69,850 for the comparable period in 2020.

Professional fees decreased $52 to $395 for the nine months ended September 30, 2021, compared to $447 for the comparable period in 2020.

Property tax expense increased $28,603 to $79,723 for the nine months ended September 30, 2021, compared to $51,120 for the comparable period in 2020. The increase is due to paying our taxes earlier in the first quarter.

Rent expense increased $450 to $11,700 for the nine months ended September 30, 2021, compared to $11,250 for the comparable period in 2020. The increase is due to downsizing our office space.

Repairs and maintenance expense decreased $123 to $1,999 for the nine months ended September 30, 2021, compared to $2,122 for the comparable period in 2020. The decrease is due to the properties being in good condition and require less maintenance.

Taxes and licenses expense increased $6,157 to $6,157 for the nine months ended September 30, 2021, compared to $0 for the comparable period in 2020. The increase is due timing of filing dates.

Wages and benefits expense decreased $10,903 to $88,500 for the nine months ended September 30, 2021, compared to $99,403 for the comparable period in 2020. The decrease is due to salaries and wages being adjusted since the Covid shutdown.

Transfer Agent and Filing Fees decreased $1,401 to $0 for the nine months ended September 2021 compared to $1,401 for the comparable period in 2020. The decrease is due to fewer monthly fees being paid.

Utilities expense increased $15,828 to $51,899 for the nine months ended September 30, 2021, compared to $36,071for the comparable period in 2020. The increase is due to four additional property acquisitions.

Promissory Note Interest expense decreased $89,285 to $0 for the nine months ended September 30, 2021, compared to $89,285 for the comparable period in 2020.

Mortgage Interest increased $198,370 to $413,844 for the nine months ended September 30, 2021, compared to $215,474 for the comparable period in 2020. The increase is due to the acquisition of five new properties.

Net loss. Our net loss decreased $290,006 to income $128,086 for the nine months ended September 30, 2021, compared to a loss of $131,920 for the comparable period in 2020. The decrease is attributable to the revenue and expenses discussed above.

Liquidity and Capital Resources. For the nine months ended September 30, 2021, we did not borrow any money from our majority shareholder. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $13,172,353 as of September 30, 2021, consisting of $13,104,915 in net property assets, $29,876 in cash, $9,212 in funds held in escrow, $6,600 in deposits and $21,750 in prepaid expenses.

Our total liabilities are $13,920,015 as of September 30, 2021.

We were provided $267,833 in operating activities for the nine months ended September 30, 2021, including $128,086 in net income, imputed interest and gain, which was offset by non-cash charges of $85,316 for depreciation and amortization, $24,985 in dividends accrued in preferred shares, a net decrease of $5,827 in accounts payable and $11,855 received for security deposits.

We used $361,612 in investing activities for the nine months ended September 30, 2021, which was used for building additions and improvements.

We had $21,009 used in financing activities for the nine months ended September 30, 2021.

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2021.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company spent $361,612 on building improvements during the nine months ended September 30, 2021.

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

(b) Changes in Internal Controls over Financial Reporting

During the nine-month period ended September 30, 2021, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

January 7, 2022	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

