Form 10-K
period 2021-12-31
Hubilu Venture Corp
filed 2022-03-31
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021 was $1,609,200.

The number of shares of the registrant’s common stock issued and outstanding as of March 31, 2022 was 26,237,125.

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

In 2016, we acquired 2 rental properties.

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

On February 1, 2021, we acquired, through our subsidiary Trilosa Investments, LLC, and its real property asset located at 4009 Brighton Avenue in Los Angeles.

On June 18, 2021, we acquired, through our subsidiary Investments, LLC, and its real property asset located at 3909 Denker Avenue in Los Angeles.

On July 22, 2021, we acquired, through our subsidiary Sunza Investments, LLC, and its real property asset located at 4021 Halldale Avenue in Los Angeles.

On August 9, 2021, we acquired, through its subsidiary, Zinnia Investments, LLC, and its real property asset located at 1284 W. 38th Street in Los Angeles.

On September 20, 2021, we acquired, through its subsidiary, Boabab Investments, LLC, and its real property asset located at 4505 Orchard Avenue in Los Angeles.

On October 6, 2021, we acquired, through our subsidiary Lantana Investments, LLC, and its real property asset located at 3777 Ruthelen Street in Los Angeles.

In October 2021, we refinanced loans on three of our Hubilu properties, 4009 S. Brighton Avenue, 3408 S. Budlong Avenue and 3908 Denker Avenue, taking advantage of lower interest rates and lowering the rate on those loans by an average of 1%. Loans were refinanced rate and term only, no cash out. All loans were principal and interest fixed for 30 years, due in November 1, 2051, and December 1, 2051.

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

Real Estate Acquisitions/ Business Acquisitions:

Market Opportunity

We acquire student housing properties that are adjacent to the USC campus and other high-end universities which offer recession proof stability and top of the market value on rents.

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

Average monthly rents of a unit in the USC area rose from approximately $750 in 2005 to $1,700 in 2020 and student enrollment at USC has grown from 32,000 in 2005 to 49,500 in 2020-21, with 28,500 being graduate students.

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

Our Business Strategy

●	Seek out and acquire Real Estate which management believes has limited downside risk, is recession proof, and is in the path of growth to facilitate high rental income upside and equity appreciation.

●	Purchase single family and multi-family properties and portfolios, either at discounted prices or which require cosmetic renovations, to maximize cash flow and equity appreciation in the shortest possible time.

●	Undertake development projects that involve material construction and/or renovations to realize the highest and best use upside value with significant long term investment returns.

●	Acquire business opportunities that bring in high cash flow, with low risk, that expands our portfolio, offset our current and expanding operating costs, and allow us to grow our real estate acquisition division.

●	Focus on below-market or other non-listed opportunities

●	Our goal is to acquire 15 properties over the next 12 months

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

Summary

We have and continue to provide consulting services for several clients and are now seeking real estate acquisitions to complement our 20 existing properties. We anticipate that our revenues will increase as we secure additional clients and acquire properties in the next twelve months.

The closing of these contemplated transactions is subject to due diligence clear title. We believe that our revenues will cover our operating costs over the next 12 months; however, our majority shareholder has agreed to advance us necessary working capital, if necessary. We currently have one officers and a sole director. These individuals allocate time and personal resources to us on a part-time basis and devote approximately 40 hours per week to us.

As of the date of this Report, we have 26,237,125 shares of $0.001 par value common stock issued and outstanding, which is owned by 76 shareholders. We have 510,400 shares of our Series 1 convertible preferred stock issued and outstanding as of December 31, 2021, which is held by 13 shareholders. The aggregate market value of our common stock based on the most recent price quoted on the OTC Markets of $0.21 per share is $5,509,796. Our stockholders’ deficit as of December 31, 2021 is $1,626,509.

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

Although we have revenues from the rental properties owned by our subsidiaries, we have an accumulated deficit of $1,626,509. Such prospects must be considered given the substantial risks, expenses and difficulties encountered by new entrants into the real estate consulting industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon several factors, including our ability to secure clients and acquire profitable real estate properties. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in increasing our revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

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

Our financial statements for the year ended December 31, 2021, disclose that we can continue as a going concern. However, if necessary, our officers may be unable or unwilling to loan or advance us any funds.

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

We have limited financial resources. As of December 31, 2021, we had $203,738 of cash on hand and total assets of $14,110,229. If we are unable to develop our business or secure additional funds our business would fail, and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

As a real estate consulting and acquisition company that commenced operations in June 2015, and we expect to face substantial risks, uncertainties, expenses and difficulties. We were formed on March 2, 2015. We have a limited demonstrable operations record, on which you can evaluate our business and prospects. As of the date of this Annual Report on Form 10K, our operations have been devoted to implementing our business plan, acquiring 15 properties, and looking for investment opportunities whereby we can acquire real property and operate it. We cannot guarantee that we will be successful in accomplishing our objectives. In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

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

David Behrend, our chairman, chief executive officer and president, controls Jacaranda3 Investments, Inc., which owns 25,000,000 common shares representing 95% of the outstanding common stock. Jacaranda3 Investments, Inc., purchased the common stock from Jacaranda Investments, Inc. On January 3, 2021. Thus, it effectively controls all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. This insider also can delay or perhaps even block, by its ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently own 8 limited liability companies, which each own a residential rental property, except for Sunza Investments, LLC which owns 3 properties, Zinnia Investments, LLC which owns 3 properties, Akebia Investments, LLC which owns 1 property, Elata Investments, LLC which owns 3 properties, Trilosa Investments, LLC which owns 3 properties, Lantana Investments, LLC which owns 3 properties, Kapok Investments, which owns 2 properties, and Boabab Investments, LLC which owns 2 properties. All properties are located in Los Angeles, California. The first property is a residential rental located on a 4,373 square foot lot and consists of 9 rooms. The second property is a residential rental located on a 4,320 square foot lot and consists of 8 single units and one 2 bedroom unit. The third is a 1,674 square foot residential rental located on 3,582 square foot lot and consists of 6 rooms. The fourth is a 1,527 square foot residential rental located on a 5,396 square foot lot and consists of 8 rooms. The fifth is a 1,280 square foot residential rental located on a 2,924 square foot lot and consists of 7 rooms. The sixth is a 1,066 square foot residential rental located on a 5,240 square foot lot and consists of 5 rooms. The seventh is a residential rental located on a 6,691 square foot lot and consists of 9 rooms. The eighth is a residential rental located on a 5,440 square foot lot and consists of 6 rooms. The ninth is a residential rental located on a 6,220 square foot lot and consists of 10 rooms. The tenth is a residential rental located on a 4,800 square foot lot and consists of 7 bedrooms. The eleventh is a residential rental located on a 6,234 square foot lot and consists of 5 bedrooms. The twelfth residential rental is located on a 4,137 square foot lot and consists of 6 bedrooms. The thirteenth residential rental is located on a 3,067 square foot lot and consists of 5 bedrooms. The fourteenth residential rental is located on a 7,500 square foot lot and consists of 8 bedrooms. The fifteenth residential rental is located on 4,137 square foot lot and consists of 6 bedrooms. The sixteenth residential rental is located on a 6,700 square foot lot and consists of 9 bedrooms. The seventeenth residential rental is located on a 3,091 square foot lot and consists of 7 bedrooms. The eighteenth residential rental is located on a 3,560 square foot lot and consists of 7 bedrooms. The nineteenth residential rental is located on a 3,364 square foot lot and consists of 6 bedrooms. Twentieth residential rental is located on a 2,517 square foot lot and consists of 7 Bedrooms.

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

Fiscal Quarter	Fiscal 2021
	High	Low
First Quarter Ended March 31	$0.17	$0.17
Second Quarter Ended June 30	$1.49	$1.49
Third Quarter Ended September 30	$0.75	$0.75
Fourth Quarter Ended December 31	$0.99	$0.99

We have 510,400 shares of our Series 1 convertible preferred stock that is convertible into shares of our common stock. The conversion provisions are discussed in our footnotes to our financial statements. In general, under Rule 144, a holder of restricted common shares who is an affiliate at the time of the sale or any time during the three months preceding the sale can resell shares, subject to the restrictions described below.

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

Common Stock Currently Outstanding

As of December 31, 2021, we have 26,237,125 shares of our common stock outstanding.

Series 1 Preferred Stock Currently Outstanding

As of December 31, 2021, we have 510,400 shares of our Series 1 convertible preferred stock outstanding. (December 31, 2020: 500,400 Series 1 convertible preferred stock).

Holders

As of the date of this Report, we had 76 stockholders of record of our common stock and 13 stockholders of record on our Series 1 convertible preferred stock.

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

On May 11, 2021, we issued 10,000 shares of our Series 1 Preferred Stock at a price of $1.00 per share valued at $10,000. The proceeds were for working capital. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2021 and 2020 and our results of operations for the year ended December 31, 2021 and 2020. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

As of December 31, 2021, we had $203,738 cash on hand. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financing will likely be in the form of private placements of common stock. As of December 31, 2021, the Company has borrowed $474,271 from a majority shareholder.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2021 and 2020, respectively together with notes thereto, which are included in this Annual Report on Form 10-K.

For the Year Ended December 31, 2021 compared to the year ended December 31, 2020.

Revenues. Our rental revenues increased $337,409 to $1,192,782 for the year ended December 31, 2021 compared to $855,373 for the comparable period in 2020 due to the acquisition of 6 new properties which were rehabbed and rented out.

Operating expenses. Operating expenses decreased $75,297 to $525,362 for the year ended December 31, 2021 compared to $600,659 for the comparable period in 2020. Operating expenses are comprised of general and administrative expenses, consulting fees, depreciation, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filing fees and utilities. The components of operating expenses are discussed below.

General and administrative expenses decreased $242,906 to $75,141 for the year ended December 31, 2021 compared to $318,047 for the comparable period in 2020. The decrease is due to less property management needs.

Depreciation increased $17,626 to $117,653 for the year ended December 31, 2021 compared to $100,027 for the comparable period in 2020.

Professional fees decreased $52 to $395 for the year ended December 31, 2021 compared to $447 for the comparable period in 2021. Professional fees consisted of legal fees and accounting fees.

Property taxes increased $49,041 to $123,203 for the year ended December 31, 2021 compared to $74,041 for the comparable period in 2020. The increase is due to the acquisition of additional rental properties in 2021.

Rent increased $450 to $15,600 for the year ended December 31, 2021 compared to $15,150 for the comparable period in 2020. The increase is due to rental being raised slightly.

Transfer agent and filing fees decreased $1,465 to $0 for the year ended December 31, 2021 compared to $1,465 for the comparable period in 2020. The decrease is due to less company filings.

Utilities increased $23,020 to $69,671 for the year ended December 31, 2021 compared to $46,651 for the comparable period in 2020. The increase is due to the acquisition of more rental properties in 2020.

Net Loss. Our net loss decreased $221,663 to an income of $42,863 for the year ended December 31, 2021 compared to a loss of $178,800 for the comparable period in 2020. The decrease is attributable to less expenses as set forth above.

Liquidity and Capital Resources. Since 2015, our majority shareholder provided us with $492,500 in related party advances. We have not been advanced any more money since 2018. Our majority shareholder has agreed not to seek repayment of its advances until we are financially able to repay them. In 2021, $18,229 was repaid to our majority shareholder leaving the balance at $474,271.

Our total assets are $14,110,229 as of December 31, 2021, consisting of $14,255,927 in investments in real estate, net of $356,036 in depreciation, $203,738 in cash, $6,600 in deposits, and $0 in prepaid expenses.

Our total liabilities are $14,934,746 as of December 31, 2021 and $10,421,298 as of December 31, 2020.

Our total stockholders’ deficit is $1,626,509 for the year ended December 31, 2021, and as of December 31, 2020, our accumulated deficit is $1,669,372.

Our net cash used by operations was $280,821 for the year ended December 31, 2021.

Our investing activities used a total of $487,927 for the year ended December 31, 2021.

We had $266,180 in cash provided by financing activities for the year ended December 31, 2021. The increase is due to $18,229 provided by investors and $274,409 advanced for property indebtedness offset mortgage principal payments.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2021 or 2020.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of rental income. Sales to eight customers accounted for 75% of consolidated sales for the year ended December 31, 2021 (Zinnia (115,270) 11%, Sunza (131,476) 18%, Elata (208,756) 11%, Boabab (136,942) 11%, Akebia (130,167) 18%, Lantana (218,840) 11%, Kapok (132,653) 10%, and Trilosa (118,678) 10%.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry forward that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended $487,927 on capital improvements for the year ended December 31, 2021.

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

AS OF DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Hubilu Venture Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hubilu Venture Corporation (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX
March 31, 2022

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Real Estate, at cost
Land	$9,853,679	$6,772,379
Buildings and capital improvements	4,402,248	2,813,564
	14,255,927	9,585,943
Accumulated depreciation	(356,036)	(238,383)
	13,899,891	9,347,560
Cash	203,738	144,664
Funds held in escrow	-	18,030
Deposits	6,600	6,600
Prepaid expenses	-	3,865

TOTAL ASSETS	$14,110,229	$9,520,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Property indebtedness- related party	$7,839,604	$9,006,922
Accounts payable	2,373	8,182
Security deposits	199,184	145,374
Promissory notes payable- related party	89,593	182,056
Loans payable, investor	5,712,247	-
Preferred shares	617,474	586,264
Due to related parties	474,271	492,500

TOTAL LIABILITIES	14,934,746	10,421,298

STOCKHOLDERS’ DEFICIT
Common Stock; Authorized 100,000,000 common shares, $0.001 par, 26,237,125 issued and outstanding on December 31, 2021 and 2020	26,237	26,237
Additional paid-in capital	775,755	742,556
Accumulated Deficit	(1,626,509)	(1,669,372)
TOTAL STOCKHOLDERS’ DEFICIT	(824,517)	(900,579)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$14,110,229	$9,520,719

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Operations

	For the year ended December 31, 2021	For the year ended December 31, 2020
Revenues:
Rental income	$1,192,782	$855,373

Expenses:
General and administrative expenses	75,141	318,047
Depreciation	117,653	100,027
Professional fees	395	447
Property taxes	123,203	74,041
Rent	15,600	15,150
Repairs and maintenance	1,999	44,831
Wages and benefits	110,375	-
Taxes and licenses	11,325	-
Transfer agent and filing fees	-	1,465
Utilities	69,671	46,651

Operating Expenses:	525,362	600,659
Gain from Operations	667,420	254,714
Other income (expense):
Other income	45,180	35,313
Promissory note interest	(239,002)	(153,399)
Dividends accrued for preferred shares	(21,210)	(18,697)
Mortgage interest	(409,525)	(296,731)
Total other income (expense)	(624,557)	(433,514)

Net income (loss) for the year	$42,863	$(178,800)

Basic income (loss) per common share	$0.00	$0.01
Diluted income (loss) per common share	$0.00	$(0.01)

Weighted average number of common shares outstanding:
Basic	26,237,125	26,237,125
Diluted	26,742,421	26,237,125

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	26,237,125	$26,238	$707,987	$(1,490,572)	$(756,347)
Rounding	-	(1)	-	-	(1)
Imputed interest	-	-	34,569	-	34,569
Net loss	-	-	-	(178,800)	(178,800)
Balance, December 31, 2020	26,237,125	$26,237	$742,556	$(1,669,372)	$(900,579)
Imputed interest	-	-	33,199	-	33,199
Net income	-	-	-	42,863	42,863
Balance, December 31, 2021	26,237,125	$26,237	$775,755	$(1,626,509)	$(824,517)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Cash Flows

	For the year ended December 31, 2021	For the year ended December 31, 2020
OPERATING ACTIVITIES
Net income (loss)	$42,863	$(178,800)
Adjustments to reconcile net income (loss) to net cash:
Accrued preferred share dividends	21,210	18,697
Depreciation and amortization	117,653	100,027
Imputed interest	33,199	34,569
Gain on EDIL, forgiveness	(4,000)	-
Changes in operating assets and liabilities:
Accounts payable	(7,850)	4,209
Security deposits	55,851	85,089
Other current assets	18,030	(14,825)
Prepaid expenses	3,865	4,881
Net cash provided (used in) operating activities	280,821	53,847

CASH FLOWS FROM INVESTING ACTIVITIES:
Building improvements	(487,927)	(256,888)
Cash used in investing activities	(487,927)	(256,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Property indebtedness, net	274,409	202,112
Repayment related party	(18,229)	-
Proceeds from sale of preferred stock	10,000	-
Net cash provided by (used in) financing activities	266,180	202,112
NET INCREASE (DECREASE) IN CASH	59,074	(929)
Cash, beginning of the year	144,664	145,593
Cash, end of the year	$203,738	$144,664

SUPPLEMETNAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$638,537	$445,796
Income taxes paid	0	0
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Acquisitions of assets financed through debt	$4,182,057	1,804,000

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

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2021, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,626,509 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2021.

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

Note 4 -INVESTMENTS IN REAL ESTATE - Related Party

The change in the real estate property investments for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020

Balance, beginning of the year	$9,585,943	$7,525,055
Acquisitions:	4,182,057	1,804,000
	13,768,000	9,329,055
Capital improvements	487,927	256,888
Balance, end of the year	$14,255,927	$9,585,943

The change in the accumulated depreciation for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Balance, beginning of the year	$238,383	138,356
Depreciation charge for the period	117,653	100,027
Balance, end of the year	$356,036	$238,383

The Company’s real estate investments as at December 31, 2021 is summarized as follows:

	Initial cost to the Company		Capital	Accumulated		Security	Closing
Property	Land	Building	Improvements	Depreciation	Encumbrances	Deposits	Costs

3711 South Western Ave	$508,571	$383,716	$25,260	$77,288	$656,585	$17,134	$-
2909 South Catalina Street	565,839	344,856	16,181	74,869	539,563	14,400	-
3910 Wisconsin Ave	337,500	150,000	88,834	23,485	518,250	7,090	-
3910 Walton Ave	318,098	191,902	2,504	26,331	549,708	11,000	-
1557 West 29 Street	496,609	146,891	21,970	18,771	615,463	9,860	14,251
1267 West 38th	420,210	180,090	7,191	25,320	617,745	5,300	15,899
1618 West 38th	508,298	127,074	14,732	9,492	642,454	10,290	-
4016 Dalton Avenue	424,005	106,001	33,389	10,624	775,471	10,310	27,478
1981 West Estrella Avenue	651,659	162,915	68,281	16,167	913,569	12,205	21,981
2115 Portland Street	753,840	188,460	1,763	12,640	920,464	12,915	-
717 West 42nd Place	376,800	94,200	-	8,134	472,135	1,350	-
3906 Denker	428,000	107,000	60,210	8,878	591,854	11,790	-
3408 S. Budlong Street	499,200	124,800	51,079	7,759	712,000	9,840	-
3912 S. Hill Street	483,750	161,250	129,179	13,480	662,150	15,300	-
4009 Brighton Avenue	442,700	158,300	168,164	10,325	779,374	2,500	13,038
3908 Denker Avenue	534,400	158,300	54,745	3,870	640,000	4,500	3,172
4021 Halldale	487,500	162,500	23,505	3,018	730,312	-	17,995
1284 W. 38th Street	551,250	183,750	-	2,539	820,500	12,000	22,131
4505 Orchard Avenue	506,250	145,776	64,017	2,107	695,250	17,500	16,386
3777 Ruthelen Street	559,200	139,800	1,332	940	699,000	13,900

	$9,853,679	$3,417,581	$832,336	$356,036	$13,551,851	$199,184	$152,331

Real estate acquisition related party

2021 acquisitions

Trilosa Investments, LLC

On February 1, 2021, we completed our acquisition, through our subsidiary Trilosa Investments, LLC,, the real property located at 4009 Brighton Avenue in Los Angeles (“Brighton”). The property was vacant at time of purchase. The acquisition was for $601,000 (“Purchase Price”). Terms of the original acquisition as follows: (1) A first position note with payment on principal balance of $540,900 issued by the Property Owner, Trilosa, owing to lender, Center Street Lending VIII SPR, LLC, whose terms of payments due are principle and interest, on unpaid principal at the rate of 8.5% per annum. Principal and interest payable in monthly installments of $3,831.38 or more starting on March 1, 2021 and continuing until the January 1, 2022, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $60,100 second position note owing by Trilosa, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.60% per annum. Interest only payable in monthly installments of $687.50 or more on the 18th day of each month beginning on the 18th day of January 2021 and continuing until the 17th day of December 2026, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On October 18, 2021, the original notes for 4009 Brighton were refinanced to one first note for $732,000 through lender, Visio Financial Services, Inc, whose terms of payments due are principle and interest, on unpaid principal at the rate of 4.875% per annum. Principal and interest payable in monthly installments of $3,873.80 or more starting on December 1, 2021 and continuing until the 1st day of November 2051, at which time the entire principal balance together with interest due thereon, shall become due and payable.

Zinnia Investments, LLC

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

On November 5, 2021, the original notes for 3908 Denker were refinanced to one first note for $640,000 through lender, Visio Financial Services, Inc, whose terms of payments due are principle and interest, on unpaid principal at the rate of 4.975% per annum. Principal and interest payable in monthly installments of $3,425.89 or more starting on January 1, 2022 and continuing until the 1st day of December 2051, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

Sunza Investments, LLC

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

Boabab Investments, LLC

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

Lantana Investments, LLC

On October 6, 2021, we completed our acquistion, through its subsidiary, Lantana Investments, LLC, the real property located at 3777 Ruthelen Street, Los Angeles (Ruthelen”). The property was vacant at the time of purchase. The acquisition was for $699,000 (“Purchase Price”). The terms of the acquisition as follows. (1) A first position note with interest only for $699,000 owing by Lantana to Belladonna, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $2,912.50 or more on the 1st day of each month beginning on the 1st day of November 2021 and continuing until the 1st day of October 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

2020 acquisitions

Trilosa Investments, LLC

On February 22, 2020, we completed our acquisition, through our subsidiary Trilosa Investments, LLC,, the real property located at 3906 Denker Avenue in Los Angeles (“Denker”). The property was vacant at time of purchase. The acquisition was for $535,000 (“Purchase Price”). Terms of the acquisition as follows. (1) A first position note with payment on principal balance of $416,000 issued by the Property Owner, Trilosa, owing to lender, Visio Financial Services, Inc, whose terms of payments due are principle and interest, on unpaid principal at the rate of 6% per annum. Principal and interest payable in monthly installments of $2,494.13 or more starting on April 1, 2020 and continuing until the 1st day of March 2050, at which time the entire principal balance together with interest due thereon, shall become due and payable. The initial fixed interest rate will change to an adjustable interest rate on the 1st day of March 2025, and the adjustable interest rate may change on that day every 12th month thereafter. The date on which the initial fixed interest rate changes to an adjustable interest rate, and each date on which my adjustable interest rate could change. (2) A $140,000 second position note owing by Trilosa, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $700.00 or more on the 15th day of each month beginning on the 15th day of March 2020 and continuing until the 14th day of February 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

On October 26, 2021, the original notes were refinanced to two notes as follows: (1) A first position note for $620,000 through lender, Visio Financial Services, Inc, whose terms of payments due are principle and interest, on unpaid principal at the rate of 4.875% per annum. Principal and interest payable in monthly installments of $3,281.09 or more starting on January 1, 2022, and continuing until the 1st day of December 2051, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $120,000 second position note whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly instalments of $500.00 or more on the 1st day of each month beginning on December 1, 2021and continuing until the 1st day of November 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

On April 26, 2021, the original notes for 1267 W. 38th Street were refinanced to one first note for $620,000 through lender, Visio Financial Services, Inc, whose terms of payments due are principle and interest, on unpaid principal at the rate of 4.975% per annum. Principal and interest payable in monthly installments of $3,318.83 or more starting on July 1, 2021 and continuing until the 1st day of June 2051, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

On May 21, 2021, the original notes for 4016 Dalton were refinanced to one first note for $624,000 through lender, Visio Financial Services, Inc, whose terms of payments due are principle and interest, on unpaid principal at the rate of 4.975% per annum. Principal and interest payable in monthly installments of $3,340.24 or more starting on June 1, 2021 and continuing until the 1st day of July 2051, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

On July 18, 2019, the original notes for 3910 Walton were refinanced to one first note for $570,000 through lender, Visio Financial Services, Inc, whose terms of payments due are principle and interest, on unpaid principal at the rate of 5% per annum. Principal and interest payable in monthly installments of $3,059.88 or more starting on September 1, 2019 and continuing until the 1st day of August 2049, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

On May 17, 2021, the original notes for 1557 W. 29th Street were refinanced to one first note for $620,000 through lender, Visio Financial Services, Inc, whose terms of payments due are principle and interest, on unpaid principal at the rate of 4.975% per annum. Principal and interest payable in monthly installments of $3,318.83 or more starting on July 1, 2021 and continuing until the 1st day of June 2051, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

On December 1, 2021, the original notes for 3711 South Western Avenue changed to one $700,000 promissory note secured by a 1st Trust Deed, replacing the existing notes, and owing to Belladonna Lily Investments, Inc., at an interest of 5.00% per annum with interest only monthly payments of $2,926.66 starting on January 1, 2022, until December 1, 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

NOTE 5–PROPERTY INDEBTEDNESS

The Company’s mortgages are summarized as follows:

			Stated interest rate
	Principal balance		as at
	December 31, 2021	December 31, 2020	December 31, 2021	Maturity date
3711 South Western Ave	$656,585	$562,957	5.00%	December 1, 2029
2909 South Catalina Street
- First Note	450,063	463,103	3.10%	August 12, 2046
- Second Note	89,500	105,812	3.50%	August 1, 2029
3910 Walton Ave.	549,705	558,693	5.00%	August 01, 2049
3910 Wisconsin Street
- First Note	238,250	242,810	4.375%	October 1, 2036
- Second Note	150,000	150,000	9.00%	September 27, 2025
- Third Note	130,000	90,000	4.00%	April 30, 2022
1157 West 29 Street
- First Note	415,463	443,500	4.975%	June 1, 2051
- Second Note	200,000	200,000	5.40%	January 1, 2029
1267 West 38 Street	617,745	595,000	4.95%	June 1, 2051
4016 Dalton Avenue	775,478	571,249	4.975%	June 1, 2051
1618 West 38 Street			%
- First Note	492,454	498,644	6.30%	January 1, 2050
- Second Note	150,000	150,000	6.00%	December 10, 2023
1981 Estrella Ave	913,569	875,000	5.225%	June 1, 2051
717 West 42 Place
- First Note	337,167	337,167	6.85%	October 31, 2025
- Second Note	134,968	134,968	6.85%	April 30, 2022
2115 Portland Street
- First Note	600,688	609,046	6.00%	June 1, 2049
-Second Note	319,776	319,776	5.00%	April 30, 2024
3906 Denker
-First Note	406,854	412,197	6.00%	March 1, 2050
-Second Note	185,000	185,000	6.85%	February 14, 2025
3408 Budlong
-First Note	470,000	470,000	4.875%	December 1, 2051
-Second Note	242,000	225,000	5.00%	November 1, 2029
3912 S. Hill Street
-First Note	510,150	516,000	6.425%	December 1, 2050
- Second Note	152,000	140,000	6.425%	November 1, 2026
4009 Brighton Avenue	779,374	147,000	4.875%	November 1, 2051
3908 Denker Avenue	640,000	-	4.975%	December 1, 2051
4021 Halldale Avenue
-First Note	585,000	-	8.50%	July 14, 2022
-Second Note	145,312	-	3.00%	June 30, 2029
1284 W. 38th Street
-First Note	661,500	-	8.50%	August 3, 2022
-Second Note	159,000	-	5.25%	June 20, 2029
4505 Orchard Avenue	695,250	-	5.00%	October 1, 2029
3777 Ruthelen Street	699,000	-	5.00%	October 1, 2029

	$13,551,851	$9,006,922

Scheduled repayments on mortgages payable, including paying off interest only loans and mortgages due are as follows:

Year ending December 31, 2021
2022	$1,511,568
2023	150,000
2024	409,369
2025	1,079,021
2026	152,000
Thereafter	10,249,893
$13,551,851

NOTE 6–SERIES 1 CONVERTIBLE PREFERRED SHARES

The Company has authorized and designated 2,000,000 shares of Series 1 convertible preferred stock (the “Preferred Stock”). In September 2016, the Company issued 10,400 shares of Preferred Stock at an issuance price of $1 per share, for proceeds of $10,400 and in April 2017, the Company issued 450,000 shares of Preferred Stock in connection with the Akebia and Zinnia Acquisitions. (Notes 4 and 5). In January 2018, the Company issued 20,000 shares of Preferred Stock at an issuance price of $1 per share, for proceeds of $20,000. In March 2018, the Company issued 20,000 shares of Preferred Stock at an issuance price of $1.00 per share, for gross proceeds of $20,000. On May 11, 2021, the Company issued 10,000 shares of Preferred Stock at an issuance price of $1.00 per share, for gross proceeds of $10,000.

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

The Preferred Stock matures on September 30, 2029.

The predominant settlement obligation of the Series 1 Convertible Preferred shares was considered to be the issuance of a variable number of shares to settle a fixed monetary amount. Thus, these shares are scoped into the guidance of ASC 480-10 and are accounted for as a liability as at December 31, 2021 and 2020.

	# of Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2019	500,400	$500,400	$67,167	$567,567
Dividends accrued	-	-	18,697	18,697

Balance, December 31, 2020	500,400	500,400	85,864	$586,264
Dividends accrued	-	-	21,210	21,210
Shares issued	10,000	10,000	-	10,000
Balance, December 31, 2021	510,400	$510,400	$107,074	$617,474

NOTE 7–INCOME TAXES

The Company did not record a provision for income taxes for the years ended December 2021 and 2020 due to a full valuation allowance against its deferred tax assets.

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

The difference between the provision for income taxes and income taxes computed using the effective U.S. federal statutory rate is as follows:

	December 31, 2021	December 31, 2020

Expected tax recovery at the statutory rate	$(79,000)	$(79,000)
Non-deductible items	22,000	22,000
Change in valuation allowance	57,000	57,000
Provision for income taxes	$-	$-

Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2021	December 31, 2020

Net operating loss carry-forwards	$184,339	$193,340
Valuation allowance	(184,339)	(193,340)
	$-	$-

At December 31, 2021, the Company has accumulated net operating losses totaling approximately $877,806 which may be available to carry forward and offset future years’ taxable income.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance against its deferred tax asset.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of December 31, 2021, the Company’s majority shareholder, has provided advances totaling $ 474,271 (December 31, 2020: $492,500). These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded an imputed interest charge of $33,199 and which was credited to additional paid-in capital for the year ended December 31, 2021. See additional related party transactions in Note 4, 5, 6 and 10.

NOTE 9 – ECONOMIC INJURY DISASTER GRANT

On April 21, 2020, the Company received from the SBA an economic injury disaster grant in the amount of $4,000. The amount of the grant was determined by the number of employees indicated on the EIDL application. Per the SBA, the advance does not have to be repaid and was forgiven during the quarter that ended March 31, 2021 was considered null and void.

NOTE 10–PROMISSORY NOTES PAYABLE – OTHER

On November 1, 2021, a 1st promissory note secured by 3711 S. Western Ave, Los Angeles, CA 90018, and payable to Opus Bank in the amount of $554,865 became due. Belladonna Lily Investments, Inc. agreed to pay off the 1st promissory note and the majority of the 2nd promissory note owing to Esteban Coaloa in the amount of $92,463 was assigned to Belladonna Lily Investments, Inc. Belladonna recorded a new 1st promissory note in the amount of $700,000 secured by deed of trust against the property. After accounting for a prior loan owed to Belladonna Lily investments, Inc in the amount of $12,000 and other closing costs, the balance owing at December 31, 2021 by Akebia Investments, LLC to Belladonna Lily Investments, Inc. was $656,584 and $14,700 was owed unsecured to Esteban Coaloa. The refinance closed on December 30, 2021. Refer to Note 5 - Property Indebtedness for current balance of loans owed against 3711 S. Western Ave, Los Angeles, CA.

NOTE 11- EQUITY

Common Stock-

In 2020-2021

No stock was issued.

Preferred Stock-

In 2020-

No stock was issued.

In 2021-

One May 11, 2021, 10,000 shares of our Series 1 Preferred Stock were issued at $1.00 per share valued at $10,000 to one accredited investor.

NOTE 12- COMMITMENT AND CONTINGENCIES

Office Lease

During the year ended December 31, 2020, the Company released half of our office space back to the landlord on a month-to-month at our office in Beverly Hills, CA. The monthly rent reduced to $1,300 as of June 1, 2020. For the year ended December 31, 2021, we paid $15,600 for the year in rent compared to $15,150 for the year 2020.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operation.

NOTE 13–SUBSEQUENT EVENT

On December 6, 2021, we entered into an agreement, through our subsidiary Boabab Investments, LLC, and to acquire its real property asset located at 3791 S. Normandie Avenue in Los Angeles. The purchased closed January 7, 2022.

On November 11, 2021, we entered into an agreement, through our subsidiary Boabab Investments, LLC, to acquire its real property asset located at 2029 W. 41st Place in Los Angeles. The purchased closed January 20, 2022.

On January 6, 2022, we entered into an agreement, through our subsidiary Trilosa Investments, LLC, to acquire its real property asset located at 4517 Orchard Avenue in Los Angeles. The purchased closed March 2, 2022.

On January 28, 2022, we entered into an agreement, through our subsidiary Mapone Investments, LLC, to acquire its real property asset located at 2014 Magnolia Avenue in Los Angeles. We expect to close in the second quarter. In February 2022, we refinanced loans on four of our Hubilu properties, 1284 W. 38th Street, 3777 Ruthelen Avenue, 3910 Wisconsin Street, and 4505 Orchard Avenue, taking advantage of lower interest rates and lowering the rate on those loans by an average of 1%. Loans were refinanced rate and term only, no cash out. All loans were principal and interest fixed for 30 years , due in 30 years.

On March 1, 2022, we entered into an agreement, through our subsidiary Mopane Investments, LLC, to acquire its real property asset located at 1733 W. 37th Place in Los Angeles. We expect to close in the second quarter.

In March 2022, we refinanced a loan on one of our Hubilu properties, 3791 S. Normandie Avenue, taking advantage of lower interest rates and lowering the rate on those loans by an average of 1%. Loans were refinanced rate and term only, no cash out. All loans were principal and interest fixed for 30 years, due in 30 years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

During the company’s fiscal year ended December 31, 2021 and in the subsequent interim period through the date of appointment of M&K CPAs PLLC, the Company has not consulted with M&K CPAs PLLC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has M&K CPAs PLLC provided to our company a written report or oral advice that M&K CPAs PLLC concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue, other than in connection with carrying out the review procedures required under Appendix K of SEC Practice Section rules adopted by the Public Company Accounting Oversight Board (PCAOB). In addition, during such periods, our company has not consulted with M&K CPAs PLLC regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2021 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2021. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Material weaknesses identified:

●	The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

●	Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2021 assessment of the effectiveness of our internal control over financial reporting.

Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)
David Behrend	54	Chairman, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer

Tracy Black-Van Wier	47	Secretary and Vice President, Investor Relations

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

Board of Directors

Our sole director holds office until the completion of his term of office, which is not longer than one year, or until his successor(s) have been elected. Our sole director’s term of office expires on March 31, 2022. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the year ended December 31, 2021 and 2020, compensation awarded to or paid to, or earned by, our Chief Executive Officer and other officers (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
David Behrend CEO, President, CFO and Director	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-

	2021	0		-
Maurice Simone, III, Vice President& Secretary	2020	18,238		110,00					63,238

	2021	56,65262,032.50		-	-	-	-	-	-
Tracy Black Van Wier, Secretary& Vice President of Investor Relations	2020	56,652		136,625	-	-	-	-	112,702

We have no formal employment arrangement with Mr. Behrend. Mr. Behrend will not receive any compensation. Mr. Behrend’s compensation amounts will be formalized if his annual compensation ever exceeds $50,000.

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Except as set forth above for Mr. Simone, none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2021 and 2020.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2021 the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of December 31, 2021 we had 26,237,125 shares of common stock outstanding, which are held by 76 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Jacaranda Investments, Inc. (1) 205 South Beverly Drive, Suite 205 Beverly Hills, CA 90212	25,000,000	95.28%

Common Stock	Tracy Black-Van Wier-Secretary 5/26/2020 - 12/31/2021 205 South Beverly Drive, Suite 205 Beverly Hills, CA 90212	76,625	0.29%

	All Officers and Directors as a Group (2 persons)	25,076,625	95.57%

(1)	David Behrend, the sole shareholder of Jacaranda Investments, Inc., has dispositive control over the shares. Since he will continue to control us, investors in our common or preferred offering will be unable to change the course of our operations. Thus, our shares lack the value normally attributable to voting rights. This could result in a reduction in value of the shares you own because of their ineffective voting power.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended December 31, 2021 and 2020:

M&K CPAS PLLC and Dale Matheson Carr-Hilton Labonte

	2021	2020

Audit Fees	$44,250	$37,250
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$44,250	$37,250

The fees included above are for M&K CPAS PLLC during the years ended December 31, 2021 and 2020 relates to an estimate of the audit fees of the Company’s annual consolidated financial statements filed on Form 10-K for the year ended December 31, 2021.

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided for the fiscal years ended December 31, 2021 and 2020 in connection with statutory and regulatory filings or engagements.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBITS

The following exhibits are filed as part of this registration statement, pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.

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

