Form 10-Q
period 2022-03-31
Hubilu Venture Corp
filed 2022-06-06
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 3, 2022, the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 26,237,125.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Real Estate, at cost
Land	$11,800,304	$9,853,679
Building and capital improvements	5,114,805	4,402,248
Property acquisition and financing	276,909	-
Real Estate Investment Property, at Cost	17,192,018	14,255,927
Accumulated Depreciation	(405,263)	(356,036)
Investment in real estate, net	16,786,755	13,899,891
Cash	123,155	203,738
Deposits	6,600	6,600

TOTAL ASSETS	$16,916,510	$14,110,229

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Property indebtedness, related party	$7,021,327	$7,839,604
Accounts payable	4,012	2,373
Security deposits	220,419	199,184
Promissory notes payable- related party	89,593	89,593
Loans payable, investor	9,353,359	5,712,247
Preferred shares	617,504	617,474
Due to related party	474,271	474,271

TOTAL LIABILITIES	17,780,485	14,934,746

STOCKHOLDERS’ DEFICIT
26,237,125 issued and outstanding on March 31, 2022 (December 31, 2021: 26,237,125)	26,237	26,237
Additional paid-in capital	784,123	775,755
Accumulated Deficit	(1,674,335)	(1,626,509)
TOTAL STOCKHOLDERS’ DEFICIT	(863,975)	(824,517
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$16,916,510	14,110,229

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021

Rental Income	$389,937	$316,729

Expenses

General & administrative	78,238	54,903
Depreciation	49,227	12,039
Professional fees	250	236
Property taxes	61,232	16,399
Rent expense	3,900	3,900
Repairs and maintenance	450	1,510
Taxes and licenses	2,475	836
Wages and benefits	36,875	26,250
Transfer agent and filing fees	300	-
Utilities	14,426	14,111
Total Operating Expenses	247,373	130,184

Income before other income (expense)	142,564	186,608

Other income	29,800	4,000
Dividends accrued for preferred shares	-	(6,221)
Interest expense	(220,190)	(133,360)
Total Other Income (Expense)	(190,390)	(135,581)
Net income (loss) for the period	$(47,826)	$51,027
Basic income (loss) per share	$(0.00)	$0.00
Basic weighted average shares	26,237,125	26,237,125
Diluted income (loss) per share	$(0.00)	$0.00
Diluted average shares outstanding	26,237,125	26,322,193

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statement of Stockholders’ Deficit

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	26,237,125	$26,237	$742,556	$(1,669,372)	$(900,579)
Imputed Interest	-	-	33,199	-	33,199
Net income	-	-	-	42,863	42,863
Balance, December 31, 2021	26,237,125	$26,237	$775,755	$(1,626,509)	$(824,517)
Imputed Interest	-	-	8,368	-	8,368
Net loss	-	-	-	(47,826)	(47,826)
Balance, March 31, 2022	26,237,125	$26,237	$784,123	$(1,674,355)	$(863,975)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
OPERATING ACTIVITIES
Net income (loss)	$(47,826)	$51,027
Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:
Depreciation and amortization	49,227	12,039
Cumulative preferred stock dividends payable	30	6,221
Imputed interest	8,368	8,186
Gain on EDIL, forgiveness	-	(4,000)
Changes in operating assets and liabilities:
Funds held in escrow and other current assets	-	17,901
Prepaid expenses	-	3,865
Accounts payable	3,680	(2,414)
Security deposits	19,194	5,500
Net cash provided (used in) operating activities	32,673	98,325

CASH FLOWS FROM INVESTING ACTIVITIES:
Building improvements	(216,013)	(114,101)

Cash used in investing activities	(216,013)	(114,101)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party, net	-	(18,229)
Property indebtedness, net	102,757	(3,065)
Net cash provided by (used in) financing activities	102,757	(21,294)

NET (DECREASE) INCREASE IN CASH	(80,583)	(37,070)
Cash, beginning of the period	203,738	144,664

Cash, end of the period	$123,155	$107,594

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$189,293	$124,842
Income taxes paid	$63,707	$17,235
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Acquisitions of assets financed through debt	$2,720,078	$601,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Notes to the Consolidated Financial Statements

March 31, 2022

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

The accompanying consolidated financial statements include the accounts of the Company and each of its wholly owned subsidiaries: Akebia Investments LLC, Zinnia Investments, LLC, Sunza Investments, LLC, Lantana Investments LLC, Elata Investments, LLC, Trilosa Investments, LLC, Kapok Investements, LLC, Boabab Investments, LLC and Mapone Investments, LLC. All intercompany transactions have been eliminated on consolidation.

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2022, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,674,335 and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. Management intends to focus on raising additional funds either by way of debt or equity issuances in order to continue operations. The Company cannot provide any assurance or guarantee that it will be able to obtain additional financing or generate revenues sufficient to maintain operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with Securities and Exchange Commission rules and regulations and generally accepted accounting principles in the United States of America (“US GAAP”) and in the opinion of management contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

NOTE 4 - PROPERTY ACQUISITIONS - Related Party

On January 7, 2022 we completed our acquisition, through our subsidiary Boabab Investments, LLC, the real property located at 3791 S. Normandie Avenue in Los Angeles (“Boabab”). The property was vacant at time of purchase. The acquisition was for $640,000 (“Purchase Price”). Terms of the acquisition as follows:

(1) A first position note with payment on principal balance of $576,000 issued by the Property Owner, Boabab, owing to lender, Center Street Lending VIII SPR, LLC, whose terms of payments due are principle and interest, on unpaid principal at the rate of 8.5% per annum. Principal and interest payable in monthly installments of $4,080.00 or more starting on February 1, 2022 and continuing until the December 29, 2022 at which time the entire principal balance together with interest due thereon, shall become due and payable.

(2) A $75,000 second position note owing by Boabab, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $312.50 or more on the 5th day of each month beginning on the 5th day of February 2022 and continuing until the 4th day of January 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On March 2, 2022, we refinanced 3791 S. Normandie Ave in Los Angeles to one note. Terms of the refinance are as follows: (1) A first position note with payment on principal balance of $621,500.00 issued by the Property Owner, Boabab, owing to lender, Visio Financial Services, Inc, whose terms of payments due are principle and interest, on unpaid principal at the rate of 5.225% per annum. Principal and interest payable in monthly installments of $3,422.33 or more starting on May 1, 2022 and continuing until the 1st day of April 2052, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On January 20, 2022 we completed our acquisition, through its subsidiary Boabab Investments, LLC, the real property located at 2029 W. 41st Place in Los Angeles (“41st Place”). The property was vacant at the time of purchase. The acquisition was for $720,000 (“Purchase Price”). The terms of the acquisition as follows:

(1) A first position note with payment on principal balance of $648,000 issued by the Property Owner, Boabab, owing to lender, Center Street Lending VIII SPR, LLC, whose terms of payments due are principle and interest, on unpaid principal at the rate of 8.5% per annum. Principal and interest payable in monthly installment’s of $4,590.00 or more starting on March 1, 2022 and continuing until the January 6, 2023 at which time the entire principal balance together with interest due thereon, shall become due and payable.

(2) A $84,950 second position note owing by Boabab, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $361.38 or more on the 18th day of each month beginning on the 18th day of February 2022 and continuing until the 17th day of January 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On March 2, 2022, we completed our acquisition, through its subsidiary Trilosa Investments, LLC, the real property located at 4517 Orchard Avenue in Los Angeles (“Orchard”). The property was vacant at the time of purchase. The acquisition was for $605,000 (“Purchase Price”). The terms of the acquisition as follows:

(1) A first position note with payment on principal balance of $484,000 issued by the Property Owner, Trilosa, owing to lender, Visio Financial Services, Inc, whose terms of payments due are principle and interest, on unpaid principal at the rate of 5.225% per annum. Principal and interest payable in monthly installments of $2,665.18 or more starting on May 1, 2022 and continuing until the 1st day of April 2052, at which time the entire principal balance together with interest due thereon, shall become due and payable.

(2) A $158,000 second position note owing by Trilosa, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $658.33 or more on the 2nd day of each month beginning on the 2nd day of April 2022 and continuing until the 1st day of March 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On March 25, 2022, we completed our acquisition, through its subsidiary Mapone Investments, LLC, the real property located at 1733 W. 37th Street in Los Angeles (“37th Street”). The property was vacant at the time of purchase. The acquisition was for $630,500 (“Purchase Price”). The terms of the acquisition as follows:

(1) A first position note with payment on principal balance of $567,450.00 issued by the Property Owner, Mapone, owing to lender, Center Street Lending VIII SPR, LLC, whose terms of payments due are principle and interest, on unpaid principal at the rate of 7.5% per annum. Principal and interest payable in monthly installments of $3,546.56.00 or more starting on May 1, 2022 and continuing until the March 22, 2023 at which time the entire principal balance together with interest due thereon, shall become due and payable.

(2) A $100,000 second position note owing by Mapone, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $500.00 or more on the 1st day of each month beginning on the 1st day of May 2022 and continuing until the 31st day of March 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

NOTE 5- INVESTMENTS IN REAL ESTATE- Related party

The change in the real estate property investments for the three months ended March 31, 2022 and the year ended December 31, 2021 is as follows:

	Three months ended March 31, 2022	Year ended December 31, 2021

Balance, beginning of the period	$14,255,927	$9,585,943
Acquisitions:	2,720,078	4,182,057
	16,976,005	13,768,000
Capital improvements	216,013	487,927
Balance, end of the period	$17,192,018	$14,255,927

The change in the accumulated depreciation for the three months ended March 31, 2022 and 2021 is as follows:

	March 31, 2022	March 31, 2021
Balance, beginning of the period	$356,036	$238,383
Depreciation charge for the period	49,227	12,039
Balance, end of the period	$405,263	$250,422

The Company’s real estate investments as of March 31, 2022 is summarized as follows:

	Initial Cost to the Company		Capital	Accumulated		Security	Closing
	Land	Building	Improvements	Depreciation	Encumbrances	Deposits	Costs
3711 South Western Ave	$508,571	$383,716	$26,594	$87,487	$656,585	$15,124	-
2909 South Catalina	565,839	344,856	16,181	77,939	536,028	14,400	-
3910 Wisconsin Ave	337,500	150,000	88,833	25,544	699,146	1,900	28,444
3910 Walton Ave	318,098	191,902	2,504	28,104	547,390	11,000	-
1557 West 29th	496,609	146,891	21,971	20,384	613,152	12,565	14,251
1267 West 38th Street	420,210	180,090	7,191	27,853	613,161	4,600	15,701
1618 West 38th	508,298	127,074	14,732	10,658	640,784	8,340	-
4016 Dalton Avenue	424,005	106,001	39,240	12,045	617,114	10,310	27,678
1981 West Estrella Avenue	651,659	162,915	68,501	18,256	910,290	12,985	21,981
2115 Portland Street	753,840	188,460	1,763	14,203	918,300	10,515	-
717 West 42nd Place	376,800	94,200	-	8,908	472,135	1,350	-
3906 Denker Street	428,000	107,000	60,210	10,252	590,468	11,790	-
3408 S Budlong Street	499,200	124,800	54,488	9,233	737,604	9,840	-
3912 S. Hill Street	483,750	161,250	132,100	15,891	660,628	15,300	-
4009 Brighton Avenue	442,700	158,300	168,983	13,122	728,378	2,500	13,040
3908 Denker Avenue	534,400	158,300	55,070	5,790	637,673	4,500	20,243
4021 Halldale Avenue	487,500	162,500	36,883	4,805	585,000	18,000	17,995
1284 W. 38th Street	551,250	183,750	-	4,186	844,000	12,000	16,623
4505 Orchard Avenue	506,250	145,776	122,612	4,535	656,000	17,500	27,037
3777 Ruthelen Street	559,200	139,800	2,152	2,198	720,000	13,900	11,019
3791 Normandie Avenue	480,000	160,000	-	1,420	771,500	12,000	27,394
2029 W. 41st Place	540,000	180,000	95,111	1,845	809,900	-	13,501
4517 Orchard Avenue	453,750	151,250	33,230	511	642,000	-	8,538
1733 W. 37th Street	472,875	157,625	-	94	667,450	-	13,464
	$11,800,304	$4,066,456	$1,048,349	$405,263	$16,274,686	$220,419	$276,909

NOTE 6- PROPERTY INDEBTEDNESS

The Company’s mortgages are summarized as follows:

	Principal balance		Stated interest rate as at
	March 31, 2022	December 31, 2021	March 31, 2022	Maturity date
3711 South Western Ave	$656,585	$656,585	5.00%	December 1, 2029
2909 South Catalina Street
- First Note	446,528	450,063	3.10%	August 12, 2046
- Second Note	89,500	89,500	3.50%	August 1, 2029
3910 Walton Ave.	547,390	549,705	5.00%	August 01, 2049
3910 Wisconsin Street	699,146	518,250	5.225%	March 1, 2052
1557 West 29 Street
-First Note	413,152	415,463	4.975%	June 1, 2051
-Second Note	200,000	200,000	5.40%	January 1, 2029
1267 West 38 Street	613,161	617,745	4.975%	July 1, 2051
1618 West 38 Street
- First Note	490,784	492,454	6.30%	January 1, 2050
- Second Note	150,000	150,000	6.00%	December 10, 2023
4016 Dalton Avenue	617,114	775,478	4.975%	June 1, 2051
1981 Estrella Ave	910,290	913,569	5.225%	June 1, 2051
717 West 42 Place
- First Note	337,167	337,167	6.85%	October 31, 2025
- Second Note	134,968	134,968	6.85%	April 30, 2022
2115 Portland Street
- First Note	598,524	600,688	6.00%	June 1, 2049
-Second Note	319,776	319,776	5.00%	April 30, 2024
3906 Denker
-First Note	405,468	406,854	6.00%	March 1, 2025
-Second Note	185,000	185,000	6.85%	February 14, 2025
3408 Budlong
-First Note	617,604	470,000	4.875%	December 1, 2051
-Second Note	120,000	242,000	5.00%	November 1, 2029
3912 S. Hill Street
-First Note	508,628	510,150	6.425%	December 1, 2050
- Second Note	152,000	152,000	6.425%	November 1, 2026
4009 Brighton Avenue	728,378	779,374	4.875%	November 1, 2051

3908 Denker Avenue	637,673	640,000	4.975%	December 1, 2051
4021 Halldale Avenue	585,000	730,312	8.5%	July 14, 2022
1284 W. 38th Street	844,000	820,500	4.56%	March 1, 2052
4505 Orchard Avenue	656,000	695,250	4.625%	March 1, 2052
3777 Ruthelen Street	720,000	699,000	5%	October 1, 2029
3791 S. Normandie Avenue
- First Note	621,500	-	5.225%	April 1, 2052
-Second Note	150,000	-	5.00%	January 4, 2029
2029 W. 41st Place
-First Note	648,000	-	8.5%	January 6, 2023
-Second Note	161,900	-	5.00%	January 17, 2029
4517 Orchard Avenue
-First Note	484,000	-	5.225%	April 1, 2052
-Second Note	158,000	-	5.00%	March1, 2029
1733 W. 37th Place
-First Note	567,450	-	7.5%	March 22, 2023
-Second Note	100,000	-	6.00%	May 1, 2029
Trilosa- General Loan	30,000	-	-	-
Mopane- General Loan	40,000	-	-	-
Hubilu- General Loan	30,000	-	-	-

	$16,374,686	$13,551,851

NOTE 7 – PROMISSORY NOTES PAYABLE-Related Party

March 31, 2022	December 31, 2021

$89,593	$89,593

On November 1, 2021, a 1st promissory note secured by 3711 S. Western Ave, Los Angeles, CA 90018 and payable to Opus Bank in the amount of $554,865 became due. Belladonna Lily Investments, Inc. agreed to pay off the 1st promissory note and the majority of the 2nd promissory note owing to Esteban Coaloa in the amount of $92,463. This note was assigned to Belladonna Lily Investments, Inc. Belladonna Lily Investments, Inc. recorded a new 1st promissory note in the amount of $700,000 which was secured by a deed of trust against the property. After accounting for a prior loan owed to Belladonna Lily investments, Inc in the amount of $12,000 and other closing costs, the balance owing at December 31, 2021 by Akebia Investments, LLC to Belladonna Lily Investments, Inc. was $656,584 and $14,700 was owed unsecured to Esteban Coaloa. The refinance closed on December 30, 2021. Refer to Note 6 - Property Indebtedness for current balance of loans owed against 3711 S. Western Ave, Los Angeles, CA.

NOTE 8–RELATED PARTY TRANSACTIONS

As of March 31, 2022, the Company’s majority shareholder, has provided advances totaling $474,271 (December 31, 2021: $474,271). These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded an imputed interest charge of $8,368 which was credited to additional paid-in capital for the three months ended March 31, 2022.

On February 25, 2022, 3910 Wisconsin Ave, owned by Sunza Investments, LLC was refinanced. Belladonna Lily Investments, Inc. was paid $440,072 as part of the payoff. The $440,072 also paid off the following unsecured notes owed by Sunza Investments, LLC. (1) A promissory note in 2nd position on 3910 Wisconsin Ave in the amount of $150,000 owing to Belladonna Lily Investments, Inc., was paid off in full. (2) A promissory note in 3rd position on 3910 Wisconsin Ave of $130,000 owing to Belladonna Lily Investments, Inc. was paid off in full. (3) A promissory note in 2nd position on 4021 Halldale Ave of $145,312 owing to Belladonna Lily Investments, Inc, was paid off in full. (4) The balance of $14,760 was used to pay interest owing and points payable on the loans.

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

	# of Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2020	500,400	$500,400	$85,864	$586,264
Dividends accrued	-	-	21,210	21,210
Shares issued	10,000	10,000	-	10,000

Balance, December 31, 2021	510,400	510,400	107,074	617,474
Dividends accrued		-	30	30
Balance, March 31, 2022	510,400	$510,400	$107,104	$617,504

NOTE 10 – CONTINGENCY/LEGAL

As of March 31, 2022, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 11- OTHER INCOME

The company generated Other Income in the amount of $29,800 which is made up of money paid by Condon Realty Group to the company. Condon Realty Group represents Hubilu subsidiaries’ acquisitions during this period.

NOTE 12 – SUBSEQUENT EVENTS

On January 28, 2022, we entered into an agreement, through our subsidiary Mapone Investments, LLC, to acquire its real property asset located at 2014 Magnolia Avenue in Los Angeles. We cancelled this agreement in the second quarter.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2022 and 2021, respectively. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2022 and 2021, respectively, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2022, compared to the three months ended March 31, 2021

Revenues. Our revenues increased $73,208 to $389,937 for the three months ended March 31, 2022, compared to $316,729 for the comparable period in 2021. The increase is due to additional property acquisitions.

Operating expenses. In total, operating expenses increased $117,189 to $247,373 for the three months ended March 31, 2022, compared to $130,184 for the comparable period in 2021.

General and administrative expenses increased $23,335 to $78,238 for the three months ended March 31, 2022, compared to $54,903 for the comparable period in 2021.

Depreciation expense increased $37,188 to $49,227 for the three months ended March 31, 2022, compared to $12,039 for the comparable period in 2021.

Rent expense stayed equal at $3,900 for the three months ended March 31, 2022, which was the same amount of $3,900 for the comparable period in 2021.

Property tax expense increased $44,833 to $61,232 for the three months ended March 31, 2022, compared to $16,399 for the comparable period in 2021. The increase is due to the acquisition of nine new properties.

Repairs and maintenance expense decreased $1,060 to $450 for the three months ended March 31, 2022, compared to $1,510 for the comparable period in 2021.

Taxes and licenses expense increased $1,639 to $2,475 for the three months ended March 31, 2022, compared to $836 for the comparable period in 2021. The increase is due to timing of filing dates.

Wages and benefits expense increased $10,625 to $36,875 for the three months ended March 31, 2022, compared to $26,250 for the comparable period in 2021. The increase is due to salaries and wages being adjusted since the Covid shutdown.

Transfer agent and filing fees expense increased $300 to $300 for the three months ended March 31, 2022, compared to $0 for the comparable period in 2021. The increase is due to additional filings during this period.

Interest expense increased $86,830 to $220,190 for the three months ended March 31, 2022, compared to $133,360, for the comparable period in 2021. The increase is due to the acquisition of nine new properties.

Net Income (loss). Our net loss increased $98,853 to $47,826 of net loss for the three months ended March 31, 2022, compared to $51,027 of net income for the comparable period in 2021. The increase is attributable to the revenue and expenses discussed above.

Liquidity and Capital Resources. For the three months ended March 31, 2022, we did not borrow any money from our majority shareholder. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $16,916,510 as of March 31, 2022, consisting of $16,786,755 in net property assets, $123,155 in cash, and $6,600 in deposits.

Our total liabilities are $17,780,485 as of March 31, 2022.

We were provided $32,673 in operating activities for the three months ended March 31, 2022, consisting of $47,826 in net loss, imputed interest, which was offset by non-cash charges of $49,227 for depreciation and amortization, $30 in dividends accrued in preferred shares, a net decrease of $3,680 in accounts payable and $19,194 received for security deposits.

We used $216,013 in investing activities for the three months ended March 31, 2022, which was used for building additions and improvements.

We had $102,757 provided by financing activities for the three months ended March 31, 2022.

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2022.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company spent $216,013 on building improvements during the three months ended March 31, 2022.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2022, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed with this quarterly report on Form 10-Q or are incorporated herein by reference:

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBILU VENTURE CORPORATION

June 3, 2022	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

