Form 10-Q
period 2022-06-30
Hubilu Venture Corp
filed 2022-09-12
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 7, 2022, the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 26,237,125.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash	$241,071	$203,738
Total current assets	241,071	203,738

Property and equipment:
Land	11,800,305	9,853,679
Building and capital improvements	5,231,251	4,402,248
Property acquisition and financing	277,224	-
Less accumulated depreciation	(455,550)	(356,036)
Total property and equipment, net	16,853,230	13,899,891

Security deposits	6,600	6,600

TOTAL ASSETS	$17,100,901	$14,110,229

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$-	$2,373
Accrued interest	7,835	-
Security deposits payable	261,689	199,184
Promissory notes, related parties	89,593	89,593
Due to related party	474,271	474,271
Preferred shares	650,478	617,474
TOTAL CURRENT LIABILITIES	1,483,866	1,382,895

Mortgages payable	6,998,777	7,839,604
Notes payable	9,506,180	5,712,247
TOTAL LIABILITES	17,988,823	14,934,746

STOCKHOLDERS’ DEFICIT
Common stock 26,237,125 issued and outstanding on June 30, 2022 (December 31, 2021: 26,237,125)	26,237	26,237
Additional paid-in capital	792,218	775,755
Accumulated Deficit	(1,706,377)	(1,626,509)
TOTAL STOCKHOLDERS’ DEFICIT	(887,922)	(824,517)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$17,100,901	14,110,229

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021

Rental Income	$393,802	$387,954	$783,740	$704,683

Operating Expenses:
General and administration expenses:
Salary and benefits	12,500	26,250	49,375	52,500
Utilities	18,159	18,732	32,585	32,843
Professional fees	6,978	20,000	42,247	40,236
Property taxes	43,959	41,151	105,191	57,550
Other general and administrative expenses	66,516	106,690	116,861	154,060
Total general and administrative expenses	148,112	212,823	346,259	337,189
Depreciation	50,287	38,800	99,514	50,839
Total operating expenses	198,399	251,623	445,773	388,028
Net operating income	195,403	136,331	337,967	316,655

Other income (expense)
Other income	-	-	29,800	4,000
Interest expense	(227,445)	(155,347)	(447,635)	(288,707)
Total Other Income (Expense)	(227,445)	(155,347)	(417,835)	(284,707)
Net income (loss) for the period	$(32,042)	$(19,016)	$(79,868)	$31,948
Net loss attributable to common shareholders	$(32,042)	$(19,016)	$(79,868)	$31,948

Weighted average common shares outstanding- basic	26,237,125	26,237,125	26,237,125	26,237,125
Net loss per common share-basic	$(0.00)	$(0.00)	$(0.00)	$0.00
Weighted average common shares outstanding- fully diluted	26,237,125	26,237,125	26,237,125	26,982,721
Net loss per common share- fully diluted	$(0.00)	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statement of Changes in Stockholders’ Deficit

(unaudited)

	For the Three Months Ended June 30, 2021
			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2021	26,237,125	$26,237	$750,833	$(1,618,408)	$(841,338)
Imputed interest	-	-	8,186	-	8,186
Net loss for the thre months ended June 30, 2021	-	-	-	(19,016)	(19,016)
Balance, June 30, 2021	26,237,125	$26,237	$759,019	$(1,637,424)	$(852,168)

	For the Three Months Ended June 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2022	26,237,125	$26,237	$784,123	$(1,674,335)	$(863,975)
Imputed interest	-	-	8,095	-	8,095
Net loss for the three months ended June 30, 2022	-	-	-	(32,042)	(32,042)
Balance, June 30, 2022	26,237,125	$26,237	$792,218	$(1,706,377)	$(887,922)

	For the Six Months Ended June 30, 2021
			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2020	26,237,125	$26,237	$742,556	$(1,669,372)	$(900,579)
Imputed interest	-	-	16,463	-	16,463
Net income for the six months ended June 30, 2021	-	-	-	31,948	31,948
Balance, June 30, 2021	26,237,125	$26,237	$759,019	$(1,637,424)	$(852,168)

	For the Six Months Ended June 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	26,237,125	$26,237	$775,755	$(1,626,509)	$(824,517)
Imputed interest	-	-	16,463	-	16,463
Net loss for the six months ended June 30, 2022	-	-	-	(79,868)	(79,868)
Balance, June 30, 2022	26,237,125	$26,237	$792,218	$(1,706,377)	$(887,922)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
OPERATING ACTIVITIES
Net income (loss)	$(79,868)	$31,948
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	99,514	50,839
Cumulative preferred stock dividends payable	33,004	16,221
Imputed interest	16,463	16,463
Gain on EDIL, forgiveness	-	(4,000)
Changes in operating assets and liabilities:
Funds held in escrow and other current assets	-	18,030
Prepaid expenses	-	(15,635)
Accrued expenses	7,835	-
Accounts payable	(2,373)	(447)
Security deposits	62,505	11,640
Net cash provided by operating activities	137,080	125,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Building improvements	(332,460)	(207,792)

Cash used in investing activities	(332,460)	(207,792)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on related party advances	-	(18,229)
Proceeds received from mortgages payable	603,100	10,682
Repayments on mortgages payable	(53,603)	-
Repayments on notes payable	(316,784)	-
Net cash provided by (used in) financing activities	232,713	(7,547)

NET CHANGE IN CASH AND CASH EQUIVALENTS	37,333	(90,280)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	203,738	144,664

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$241,071	$54,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$423,337	$285,050
Income taxes paid	$63,707	$57,550

Non-cash investing and financing transactions:
Acquisitions of assets financed through debt	$2,720,393	$1,365,019

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

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2022, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,706,377 and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. Management intends to focus on raising additional funds either by way of debt or equity issuances in order to continue operations. The Company cannot provide any assurance or guarantee that it will be able to obtain additional financing or generate revenues sufficient to maintain operations.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no material impact on net earnings, financial position or cash flows.

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

NOTE 5- INVESTMENTS IN REAL ESTATE- Related party

The change in the real estate property investments for the six months ended June 30, 2022 and the year ended December 31, 2021 is as follows:

	Six months ended June 30, 2022	Year ended December 31, 2021

Balance, beginning of the period	$14,255,927	$9,585,943
Acquisitions:	2,720,393	4,182,057
Real estate investment property, at cost	16,976,320	13,768,000
Capital improvements	332,460	487,927
Balance, end of the period	$17,308,780	$14,255,927

The change in the accumulated depreciation for the six months ended June 30, 2022 and 2021 is as follows:

	June 30, 2022	June 30, 2021
Balance, beginning of the period	$356,036	$238,383
Depreciation charge for the period	99,514	50,839
Balance, end of the period	$455,550	$289,222

The Company’s real estate investments as of June 30, 2022 is summarized as follows:

	Initial Cost to the Company		Capital	Accumulated	Encumbrances	Security	Closing
	Land	Building	Improvements	Depreciation	Encumbrances	Deposits	Costs
3711 South Western Ave	$508,571	$383,716	$30,244	$93,900	$656,585	$17,914	-
2909 South Catalina	565,839	344,856	16,181	81,043	442,879	14,400	-
3910 Wisconsin Ave	337,500	150,000	88,833	27,627	696,709	1,900	28,444
3910 Walton Ave	318,098	191,902	9,201	29,963	544,842	11,000	-
1557 West 29th	496,609	146,891	21,971	22,094	700,010	12,565	14,251
1267 West 38th Street	420,210	180,090	7,191	30,383	610,821	4,600	15,701
1618 West 38th	508,298	127,074	14,732	11,386	638,848	8,340	-
4016 Dalton Avenue	424,005	106,001	39,240	13,482	614,758	4,530	27,678
1981 West Estrella Avenue	651,659	162,915	68,501	20,356	906,667	12,985	21,981
2115 Portland Street	753,840	188,460	1,763	20,013	916,104	12,315	-
717 West 42nd Place	376,800	94,200	-	9,691	471,835	1,350	-
3906 Denker Street	428,000	107,000	60,210	7,732	589,061	13,250	-
3408 S Budlong Street	499,200	124,800	54,488	10,723	734,977	9,840	-
3912 S. Hill Street	483,750	161,250	133,150	18,338	658,888	15,300	-
4009 Brighton Avenue	442,700	158,300	168,983	15,950	725,622	2,500	13,040
3908 Denker Avenue	534,400	158,300	55,070	7,732	635,316	4,500	20,243
4021 Halldale Avenue	487,500	162,500	45,188	6,680	585,000	18,000	17,995
1284 W. 38th Street	551,250	183,750	-	5,851	842,082	12,000	16,623
4505 Orchard Avenue	506,250	145,776	125,054	6,933	653,457	17,500	27,037
3777 Ruthelen Street	559,200	139,800	12,652	3,557	717,208	13,900	11,019
3791 Normandie Avenue	480,000	160,000	-	2,978	770,064	12,000	27,394
2029 W. 41st Place	540,000	180,000	118,190	4,551	809,900	19,000	13,501
4517 Orchard Avenue	453,750	151,250	93,953	2,623	640,882	10,000	8,853
1733 W. 37th Street	472,876	157,625	-	1,964	667,450	12,000	13,464
	$11,800,305	$4,066,456	$1,164,795	$455,550	$16,229,957	$261,689	$277,224

NOTE 6- PROPERTY INDEBTEDNESS

The Company’s mortgages are summarized as follows:

	Principal balance		Stated interest rate as at	Maturity date

3711 South Western Ave	$656,585	$656,585	5.00%	December 1, 2029
2909 South Catalina Street
- First Note	442,879	450,063	3.10%	August 12, 2046
3910 Walton Ave.	544,842	549,705	5.00%	August 01, 2049
3910 Wisconsin Street	696,709	518,250	5.225%	March 1, 2052
1557 West 29 Street
-First Note	610,510	415,463	4.975%	June 1, 2051
-Second Note	89,500	200,000	5.40%	January 1, 2029
1267 West 38 Street	610,821	617,745	4.975%	July 1, 2051
1618 West 38 Street
- First Note	488,848	492,454	6.30%	January 1, 2050
- Second Note	150,000	150,000	6.00%	December 10, 2023
4016 Dalton Avenue	614,758	775,478	4.975%	June 1, 2051
1981 Estrella Ave	906,667	913,569	5.225%	June 1, 2051
717 West 42 Place
- First Note	336,867	337,167	6.85%	October 31, 2025
- Second Note	134,968	134,968	6.85%	April 30, 2022
2115 Portland Street
- First Note	596,328	600,688	6.00%	June 1, 2049
-Second Note	319,776	319,776	5.00%	April 30, 2024
3906 Denker
-First Note	404,061	406,854	6.00%	March 1, 2025
-Second Note	185,000	185,000	6.85%	February 14, 2025
3408 Budlong
-First Note	614,977	470,000	4.875%	December 1, 2051
-Second Note	120,000	242,000	5.00%	November 1, 2029
3912 S. Hill Street
-First Note	506,880	510,150	6.425%	December 1, 2050
- Second Note	152,000	152,000	6.425%	November 1, 2026
4009 Brighton Avenue	725,622	779,374	4.875%	November 1, 2051

3908 Denker Avenue	635,316	640,000	4.975%	December 1, 2051
4021 Halldale Avenue	585,000	730,312	8.5%	July 14, 2022
1284 W. 38th Street			4.56%	March 1, 2052
First Note	654,082	661,500	4.625%	March 1, 2052
-Second Note	188,000	159,000	5.250%	2029
4505 Orchard Avenue	653,457	695,250	4.625%	March 1, 2052
3777 Ruthelen Street	717,208	699,000	5%	October 1, 2029
3791 S. Normandie Avenue
- First Note	620,064	-	5.225%	April 1, 2052
-Second Note	150,000	-	5.00%	January 4, 2029
2029 W. 41st Place
-First Note	648,000	-	8.5%	January 6, 2023
-Second Note	161,900	-	5.00%	January 17, 2029
4517 Orchard Avenue
-First Note	482,882	-	5.225%	April 1, 2052
-Second Note	158,000	-	5.00%	March 1, 2029
1733 W. 37th Place
-First Note	567,450	-	7.5%	March 22, 2023
-Second Note	100,000	-	6.00%	May 1, 2029
Hubilu General Loan	275,000	-	6.00%	On Demand
	$16,504,957	$13,551,851

NOTE 7 – PROMISSORY NOTES PAYABLE-Related Party

June 30, 2022	December 31, 2021

$89,593	$89,593

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

NOTE 8–RELATED PARTY TRANSACTIONS

As of June 30, 2022, the Company’s majority shareholder, has provided advances totaling $474,271 (December 31, 2021: $474,271). These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded an imputed interest charge of $16,463 which was credited to additional paid-in capital for the six months ended June 30, 2022.

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

	# of Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2020	500,400	$500,400	$85,864	$586,264
Dividends accrued	-	-	21,210	21,210
Shares issued	10,000	10,000	-	10,000

Balance, December 31, 2021	510,400	510,400	107,074	617,474
Dividends accrued	-	-	33,004	33,004
Balance, June 30, 2022	510,400	$510,400	$140,078	$650,478

NOTE 10 – CONTINGENCY/LEGAL

As of June 30, 2022, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 11- OTHER INCOME

The company generated Other Income in the amount of $29,800 which is made up of money paid by Condon Realty Group to the company for consulting services performed. Condon Realty Group represents Hubilu subsidiaries’ acquisitions during this period.

NOTE 12 – SUBSEQUENT EVENTS

We have evaluated subsequent events from the balance sheet through September 7, 2022 the date at which the financial statements were issued and determined that there were no items that require adjustments to or disclosure in the financial statements.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2022 and 2021, respectively. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2022 and 2021, respectively, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2022, compared to the three months ended June 30, 2021

Revenues. Our revenues increased $5,848 to $393,802 for the three months ended June 30, 2022, compared to $387,954 for the comparable period in 2021. The increase is due to additional property acquisitions.

Operating expenses. In total, operating expenses decreased $53,224 to $198,399 for the three months ended June 30, 2022, compared to $251,623 for the comparable period in 2021.

General and administrative expenses decreased $64,711 to $148,112 for the three months ended June 30, 2022, compared to $212,823 for the comparable period in 2021.

Depreciation expense increased $11,487 to $50,287 for the three months ended June 30, 2022, compared to $38,800 for the comparable period in 2021.

Property tax expense increased $2,808 to $43,959 for the three months ended June 30, 2022, compared to $41,151 for the comparable period in 2021. The increase is due to the acquisition of nine new properties.

Salaries and benefits expense decreased $13,750 to $12,500 for the three months ended June 30, 2022, compared to $26,250 for the comparable period in 2021.

Utilities expense decreased $573 to $18,159 for the three months ended June 30, 2022 compared to $18,732 for the comparable period in 2021. The increase is due to additional property acquisitions.

Net Income (loss). Our net loss increased $13,026 to $32,042 of net loss for the three months ended June 30, 2022, compared to $19,016 of net income for the comparable period in 2021. The increase is attributable to the revenue and expenses discussed above.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

Revenues. Our revenues increased to $783,740 for the six months ended June 30, 2021 compared to $704,683 for the comparable period in 2021. The increase is due to the acquisition of nine new properties.

Operating expenses. Operating expenses include general and administrative expenses, consulting expense, depreciation, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filing fees, and utilities. In total, operating expenses increased $57,745 to $445,773 for the six months ended June 30, 2022 compared to $388,028 for the comparable period in 2021.

General and administrative expenses increased $9,070 to $346,259 for the six months ended June 30, 2022 compared to $337,189 for the comparable period in 2021.

Depreciation expense increased $48,675 to $99,514 for the six months ended June 30, 2022 compared to $50,839 for the comparable period in 2021.

Professional fees increased $2,011 to $42,247 for the six months ended June 30, 2022 compared to $40,236 for the comparable period in 2021.

Property tax expense increased $47,641 to $105,191 for the six months ended June 30, 2022 compared to $57,550 for the comparable period in 2021. The increase is due to paying our taxes earlier in the first quarter.

Utilities expense decreased $258 to $32,585 for the six months ended June 30, 2022 compared to $32,843 for the comparable period in 2021. The decrease is due to more tenants paying their own utilities.

Mortgage Interest increased $158,928 to $447,635 for the six months ended June 30, 2022 compared to $288,707 for the comparable period in 2021. The increase is due to the acquisition of nine new properties.

Net loss. Our net loss increased $111,816 to $79,868 for the six months ended June 30, 2022 compared to income of $31,948 for the comparable period in 2021. The increase is attributable to the revenue and expenses discussed above.

Liquidity and Capital Resources. For the six months ended June 30, 2022, we did not borrow any money from our majority shareholder. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $17,100,901 as of June 30, 2022, consisting of $16,853,230 in net property assets, $241,071 in cash, and $6,600 in deposits.

Our total liabilities are $17,988,823 as of June 30, 2022.

We were provided $137,080 in operating activities for the six months ended June 30, 2022, consisting of $79,868 in net loss, imputed interest, which was offset by non-cash charges of $99,514 for depreciation and amortization, $33,004 in dividends accrued in preferred shares, a net decrease of $2,373 in accounts payable and $62,505 received for security deposits.

We used $332,460 in investing activities for the six months ended June 30, 2022, which was used for building additions and improvements.

We had $232,713 provided by financing activities for the six months ended June 30, 2022.

The Company had no formal long-term lines or credit or other bank financing arrangements as of June 30, 2022.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company spent $332,460 on building improvements during the six months ended June 30, 2022.

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

(b) Changes in Internal Controls over Financial Reporting

During the six-month period ended June 30, 2022, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

September 12, 2022	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

