Form 10-Q
period 2022-09-30
Hubilu Venture Corp
filed 2023-01-11
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 10, 2023, the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 26,237,125.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash	$37,821	$203,738
Total current assets	37,821	203,738

Property and equipment:
Land	11,800,304	9,853,679
Building and capital improvements	5,347,818	4,402,248
Property acquisition and financing	296,463	-
Less accumulated depreciation	(509,597)	(356,036)
Total property and equipment, net	16,934,988	13,899,891

Security deposits	6,600	6,600

TOTAL ASSETS	$16,979,409	$14,110,229

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$-	$2,373
Accrued interest	18,401	-
Security deposits payable	264,994	199,184

Due to related party, current maturities	474,271	474,271
Dividends payable	140,078	107,074
TOTAL CURRENT LIABILITIES	897,744	782,902

Due to related party	250,000	-
Preferred shares	520,400	510,400
Promissory notes, related parties	89,593	89,593
Mortgages payable	6,976,228	7,839,604
Notes payable	9,158,813	5,712,247
TOTAL LIABILITES	17,892,778	14,934,746

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,237,125 shares issued and outstanding on September 30, 2022 and December 31, 2021, 26,237,125, respectively	26,237	26,237
Additional paid-in capital	809,034	775,755
Accumulated Deficit	(1,748,640)	(1,626,509)
TOTAL STOCKHOLDERS’ DEFICIT	(913,369)	(824,517)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$16,979,409	$14,110,229

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021

Rental Income	$358,146	$167,043	$1,141,886	$871,726

Operating Expenses:
General and administration expenses:
Salary and benefits	15,100	36,000	64,475	88,500
Utilities	16,080	19,056	48,665	51,899
Professional fees	10,769	-	53,016	395
Property taxes	41,060	22,173	146,251	79,723
Other general and administrative expenses	19,655	88,681	136,516	282,582
Total general and administrative expenses	102,664	165,910	448,923	503,099
Depreciation	54,047	34,477	153,561	85,316
Total operating expenses	156,711	200,387	602,484	588,415
Net operating income (loss)	201,435	(33,344)	539,402	283,311

Other income (expense)
Other income	-	279,450	29,800	283,450
Interest expense	(243,698)	(149,968)	(691,333)	(438,675)
Total Other Income (Expense)	(243,698)	129,482	(661,533)	(155,225)
Net income (loss) for the period	$(42,263)	$96,138	$(122,131)	$128,086
Net income (loss) attributable to common shareholders	$(42,263)	$96,138	$(122,131)	$128,086

Weighted average common shares outstanding- basic	26,237,125	26,237,125	26,237,125	26,237,125
Net loss per common share-basic	$(0.00)	$0.00	$(0.00)	$0.00
Weighted average common shares outstanding- fully diluted	26,237,125	26,612,425	26,237,125	26,612,425
Net loss per common share- fully diluted	$(0.00)	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statement of Changes in Stockholders’ Deficit

(unaudited)

	For the Three Months Ended September 30, 2021
			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2021	26,237,125	$26,237	$759,019	$(1,637,424)	$(852,168)
Imputed interest	-	-	8,368	-	8,368
Net loss for the three months ended September 30, 2021	-	-	-	96,138	96,138
Balance, September 30, 2021	26,237,125	$26,237	$767,387	$(1,541,286)	$(747,662)

	For the Three Months Ended September 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2022	26,237,125	$26,237	$792,218	$(1,706,377)	$(887,922)
Imputed interest	-	-	16,816	-	16,816
Net loss for the three months ended September 30, 2022	-	-	-	(42,263)	(42,263)
Balance, September 30, 2022	26,237,125	$26,237	$809,034	$(1,748,640)	$(913,369)

	For the Nine Months Ended September 30, 2021
			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2020	26,237,125	$26,237	$742,556	$(1,669,372)	$(900,579)
Imputed interest	-	-	24,831	-	24,831
Net income for the nine months ended September 30, 2021	-	-	-	128,086	128,086
Balance, September 30, 2021	26,237,125	$26,237	$767,387	$(1,541,286)	$(747,662)

	For the Nine Months Ended September 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	26,237,125	$26,237	$775,755	$(1,626,509)	$(824,517)
Imputed interest	-	-	33,279	-	33,279
Net loss for the nine months ended September 30, 2022	-	-	-	(122,131)	(122,131)
Balance, September 30, 2022	26,237,125	$26,237	$809,034	$(1,748,640)	$(913,369)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
OPERATING ACTIVITIES
Net income (loss)	$(122,131)	$128,086
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	153,561	85,316
Cumulative preferred stock dividends payable	33,004	24,985
Imputed interest	33,279	24,831
Gain on EDIL, forgiveness	-	(4,000)
Changes in operating assets and liabilities:
Funds held in escrow and other current assets	-	8,818
Prepaid expenses	-	(17,885)
Accrued expenses	18,222	-
Accounts payable	179	5,827
Security deposits	63,437	11,855
Net cash provided by operating activities	179,551	267,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(449,026)	(361,612)

Cash used in investing activities	(449,026)	(361,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from related party advances	275,000	-
Repayments on related party advances	-	(18,229)
Proceeds received from mortgages payable	358,195	-
Repayments on mortgages payable	(75,837)	(2,780)
Proceeds received from the sale of preferred stock	10,000	-
Repayments on notes payable	(463,800)	-
Net cash provided by (used in) financing activities	103,558	(21,009)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(165,917)	(114,788)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	203,738	144,664

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,821	$29,876

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$639,863	$429,260
Income taxes paid	$63,707	$85,879

Non-cash investing and financing transactions:
Acquisitions of assets financed through debt	$2,739,632	$3,481,059

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Notes to the Consolidated Financial Statements

September 30, 2022

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

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2022, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,748,640 and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. Management intends to focus on raising additional funds either by way of debt or equity issuances in order to continue operations. The Company cannot provide any assurance or guarantee that it will be able to obtain additional financing or generate revenues sufficient to maintain operations.

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

NOTE 5- INVESTMENTS IN REAL ESTATE- Related party

The change in the real estate property investments for the nine months ended September 30, 2022 and the year ended December 31, 2021 is as follows:

	Nine months ended September 30, 2022	Year ended December 31, 2021

Balance, beginning of the period	$14,255,927	$9,585,943
Acquisitions:	2,739,632	4,182,057
Real estate investment property, at cost	16,995,559	13,768,000
Capital improvements	449,026	487,927
Balance, end of the period	$17,444,585	$14,255,927

The change in the accumulated depreciation for the nine months ended September 30, 2022 and 2021 is as follows:

	September 30, 2022	September 30, 2021
Balance, beginning of the period	$356,036	$238,383
Depreciation charge for the period	153,561	85,316
Balance, end of the period	$509,597	$323,699

The Company’s real estate investments as of September 30, 2022 is summarized as follows:

	Land	Building
	Initial Cost to the
	Company		Capital	Accumulated		Security	Closing
	Land	Building	Improvements	Depreciation	Encumbrances	Deposits	Costs
3711 South Western Ave	$508,571	$383,716	$30,244	$97,626	$643,585	$15,614	-
2909 South Catalina	565,839	344,856	16,181	84,180	439,577	14,400	-
3910 Wisconsin Ave	337,500	150,000	88,833	29,732	694,146	16,000	28,444
3910 Walton Ave	318,098	191,902	63,301	32,346	542,262	11,000	-
1557 West 29th	496,609	146,891	24,286	23,683	607,836	11,090	14,251
1267 West 38th Street	420,210	180,090	7,191	32,941	608,452	4,600	15,701
1618 West 38th	508,298	127,074	14,732	13,027	636,882	12,000	-
4016 Dalton Avenue	424,005	106,001	51,040	15,034	612,374	4,530	27,678
1981 West Estrella Avenue	651,659	162,915	68,501	22,485	902,996	5,095	21,981
2115 Portland Street	753,840	188,460	5,063	17,425	913,875	9,925	-
717 West 42nd Place	376,800	94,200	-	10,483	471,535	1,350	-
3906 Denker Street	428,000	107,000	60,210	13,047	587,632	12,850	-
3408 S Budlong Street	499,200	124,800	55,298	12,236	732,318	9,840	-
3912 S. Hill Street	483,750	161,250	133,150	20,811	657,006	15,300	-
4009 Brighton Avenue	442,700	158,300	168,983	18,810	722,833	2,500	13,040
3908 Denker Avenue	534,400	158,300	63,040	9,761	632,931	4,500	20,243
4021 Halldale Avenue	487,500	162,500	45,188	8,738	890,095	18,000	37,234
1284 W. 38th Street	551,250	183,750	-	7,535	839,409	12,000	16,623
4505 Orchard Avenue	506,250	145,776	122,895	9,417	650,885	17,500	27,037
3777 Ruthelen Street	559,200	139,800	24,022	5,026	714,183	13,900	11,019
3791 Normandie Avenue	480,000	160,000	7,000	4,611	767,888	12,000	27,394
2029 W. 41st Place	540,000	180,000	125,770	7,233	809,900	19,000	13,501
4517 Orchard Avenue	453,750	151,250	94,268	4,760	638,991	10,000	8,853
1733 W. 37th Street	472,875	157,625	12,166	8,650	667,450	12,000	13,464
	$11,800,304	$4,066,456	$1,281,362	$509,597	$16,385,041	$264,994	$296,463

NOTE 6- PROPERTY INDEBTEDNESS

The Company’s mortgages are summarized as follows:

	September 30, 2022	December 31, 2021	Stated interest
	Principal balance		rate as at	Maturity date

3711 South Western Ave	$643,585	$656,585	5.00%	December 1, 2029
2909 South Catalina Street	439,577	450,063	3.10%	August 12, 2046

3910 Walton Ave.	542,262	549,705	5.00%	August 01, 2049
3910 Wisconsin Street	694,146	518,250	5.225%	March 1, 2052
1557 West 29 Street	607,836	615,463	4.975%	June 1, 2051

1267 West 38 Street	608,452	617,745	4.975%	July 1, 2051
1618 West 38 Street
- First Note	486,882	492,454	6.30%	January 1, 2050
- Second Note	150,000	150,000	6.00%	December 10, 2023
4016 Dalton Avenue	612,374	775,478	4.975%	June 1, 2051
1981 Estrella Ave	902,996	913,569	5.225%	June 1, 2051
717 West 42 Place
- First Note	336,567	337,167	6.85%	October 31, 2025
- Second Note	134,968	134,968	6.85%	April 30, 2022
2115 Portland Street
- First Note	594,099	600,688	6.00%	June 1, 2049
-Second Note	319,776	319,776	5.00%	April 30, 2024
3906 Denker
-First Note	402,632	406,854	6.00%	March 1, 2025
-Second Note	185,000	185,000	6.85%	February 14, 2025
3408 Budlong
-First Note	612,318	470,000	4.875%	December 1, 2051
-Second Note	120,000	242,000	5.00%	November 1, 2029
3912 S. Hill Street
-First Note	505,006	510,150	6.425%	December 1, 2050
- Second Note	152,000	152,000	6.425%	November 1, 2026
4009 Brighton Avenue	722,833	779,374	4.875%	November 1, 2051

3908 Denker Avenue	632,931	640,000	4.975%	December 1, 2051
4021 Halldale Avenue	615,095	730,312	6.75%	October 1, 2052
1284 W. 38th Street			4.56%	March 1, 2052
First Note	651,409	661,500	4.625%	March 1, 2052
-Second Note	188,000	159,000	5.250%	2029
4505 Orchard Avenue	650,885	695,250	4.625%	March 1, 2052
3777 Ruthelen Street	714,183	699,000	5%	October 1, 2029
3791 S. Normandie Avenue
- First Note	617,888	-	5.225%	April 1, 2052
-Second Note	150,000	-	5.00%	January 4, 2029
2029 W. 41st Place
-First Note	648,000	-	8.5%	January 6, 2023
-Second Note	161,900	-	5.00%	January 17, 2029
4517 Orchard Avenue
-First Note	480,991	-	5.225%	April 1, 2052
-Second Note	158,000	-	5.00%	March 1, 2029
1733 W. 37th Place
-First Note	567,450	-	7.5%	March 22, 2023
-Second Note	100,000	-	6.00%	May 1, 2029
Hubilu General Loan	275,000	-	6.00%	On Demand
	$16,385,041	$13,551,851

NOTE 7 – PROMISSORY NOTES PAYABLE-Related Party

September 30, 2022	December 31, 2021

$89,593	$89,593

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

NOTE 8–RELATED PARTY TRANSACTIONS

As of September 30, 2022, the Company’s majority shareholder, has provided advances totaling $474,271 (December 31, 2021: $474,271). These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded an imputed interest charge of $33,279 which was credited to additional paid-in capital for the nine months ended September 30, 2022.

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

	# of Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2020	500,400	$500,400	$85,864	$586,264
Dividends accrued	-	-	21,210	21,210
Shares issued	10,000	10,000	-	10,000

Balance, December 31, 2021	510,400	510,400	107,074	617,474
Dividends accrued	-	-	33,004	33,004
Shares issued	10,000	10,000		10,000
Balance, September 30, 2022	520,400	$520,400	$140,078	$660,478

NOTE 10 – CONTINGENCY/LEGAL

As of September 30, 2022, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 12- SUBSEQUENT EVENTS

We have evaluated subsequent events from the balance sheet date through January 10, 2023, the date at which the financial statements were issued, and determined that there were no items that require adjustment to or disclosure in the financial statements.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended September 30, 2022 and 2021, respectively. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2022 and 2021, respectively, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2022, compared to the three months ended September 30, 2021

Revenues. Our revenues increased $191,103 to $358,146 for the three months ended September 30, 2022, compared to $167,043 for the comparable period in 2021. The increase is due to additional property acquisitions.

Operating expenses. In total, operating expenses decreased $43,676 to $156,711 for the three months ended September 30, 2022, compared to $200,387 for the comparable period in 2021.

General and administrative expenses decreased $63,246 to $102,664 for the three months ended September 30, 2022, compared to $165,910 for the comparable period in 2021.

Depreciation expense increased $19,570 to $54,047 for the three months ended September 30, 2022, compared to $34,477 for the comparable period in 2021.

Property tax expense increased $18,887 to $ 41,060 for the three months ended September 30, 2022, compared to $22,173 for the comparable period in 2021. The increase is due to the acquisition of nine new properties.

Salaries and benefits expense decreased $20,900 to $15,100 for the three months ended September 30, 2022, compared to $36,000 for the comparable period in 2021.

Utilities expense decreased $2,976 to $16,080 for the three months ended September 30, 2022 compared to $19,056 for the comparable period in 2021. The decrease is due to more tenants paying their own utilities.

Net Income (loss). Our net loss increased $138,401 to $42,263 of net loss for the three months ended September 30, 2022, compared to $96,138 of net income for the comparable period in 2021. The decrease is attributable to the revenue and expenses discussed above.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Revenues. Our revenues increased to $1,141,886 for the nine months ended September 30, 2021 compared to $871,726 for the comparable period in 2021. The increase is due to the acquisition of nine new properties.

Operating expenses. Operating expenses include general and administrative expenses, consulting expense, depreciation, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filing fees, and utilities. In total, operating expenses increased $14,069 to $602,484 for the nine months ended September 30, 2022 compared to $588,415 for the comparable period in 2021.

General and administrative expenses decreased $54,176 to $448,923 for the nine months ended September 30, 2022 compared to $503,099 for the comparable period in 2021.

Depreciation expense increased $68,245 to $153,561 for the nine months ended September 30, 2022 compared to $85,316 for the comparable period in 2021.

Professional fees increased $52,621 to $53,016 for the nine months ended September 30, 2022 compared to $395 for the comparable period in 2021.

Property tax expense increased $66,528 to $146,251 for the nine months ended September 30, 2022 compared to $79,723 for the comparable period in 2021. The increase is due to paying our taxes earlier in the first quarter.

Utilities expense decreased $3,234 to $48,665 for the nine months ended September 30, 2022 compared to $51,899 for the comparable period in 2021. The decrease is due to more tenants paying their own utilities.

Mortgage Interest increased $252,658 to $691,333 for the nine months ended September 30, 2022 compared to $438,675 for the comparable period in 2021. The increase is due to the acquisition of nine new properties.

Net loss. Our net loss increased $250,217 to $122,131 for the nine months ended September 30, 2022 compared to income of $128,086 for the comparable period in 2021. The decrease is attributable to the revenue and expenses discussed above.

Liquidity and Capital Resources. For the nine months ended September 30, 2022, we did not borrow money from our majority shareholder. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $16,979,409 as of September 30, 2022, consisting of $16,934,988 in net property assets, $37,821 in cash, and $6,600 in deposits.

Our total liabilities are $17,892,778 as of September 30, 2022.

We were provided $179,551 in operating activities for the nine months ended September 30, 2022, consisting of $122,131 in net loss, imputed interest, which was offset by non-cash charges of $153,561 for depreciation and amortization, $33,004 in dividends accrued in preferred shares, a net decrease of $179 in accounts payable and $63,437 received for security deposits.

We used $449,026 in investing activities for the nine months ended September 30, 2022, which was used for building additions and improvements.

We had $103,558 provided by financing activities for the nine months ended September 30, 2022.

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2022.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company spent $449,026 on building improvements during the nine months ended September 30, 2022.

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

(b) Changes in Internal Controls over Financial Reporting

During the nine-month period ended September 30, 2022, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

January 10, 2023	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

