Form 10-K
period 2022-12-31
Hubilu Venture Corp
filed 2023-05-02
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐ [check “yes” if statement is accurate.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S−K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−K or any amendment to this Form 10−K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
☐	☐	☐ (Do not check if smaller reporting company)	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022 was $110,040.

The number of shares of the registrant’s common stock issued and outstanding as of May 1, 2023 was 26,237,125.

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

On March 5, 2015, we issued 25,000,000 shares of our common stock, valued at $0.001 per share, to our founder, David Behrend for $75,000 in cash or $0.003 per share. On April 30, 2015, Mr. Behrend transferred his shares to Jacaranda Investments, Inc., a Wyoming corporation he previously owned, but sold on June 24, 2022, in exchange for 30,000 shares of Jacaranda’s common shares. From April 7, 2015 to May 7, 2015, we sold and issued 235,000 shares of our common stock at a price of $0.10 per share for $23,500 to 40 accredited investors. On May 4, 2015, we issued 191,500 shares of our common stock, valued by our sole director at $0.10 per share, or $19,150, to 12 individuals for services rendered to us. Six of these individuals had already purchased shares of our common stock at the price of $0.10 per share. On October 1, 2016, we issued 100,000 shares to 5 individuals for share-based compensation, valued by our sole director at $0.10 per share, for compensation of $50,000 for services rendered to us by them. Presently, we estimate our monthly burn rate is approximately $12,000 per month, which consists of general and administrative expenses, consulting fees, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filings fees and utilities. We believe that our revenues will cover our burn rate over the next 12 months. We believe that we may require approximately $50,000 in either cash or from sale of our common stock, preferred stock, convertible note debt, or advances from our majority shareholder, which has agreed to advance our working capital, if necessary, to accomplish the goals set out in our plan of operation. We also intend to use our common stock to accomplish these goals to conserve our cash if we can negotiate the payment for services with our shares.

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

On January 7, 2022, we acquired, through its subsidiary, Boabab Investments, LLC, and its real property asset located at 3791 S. Normandie Avenue in Los Angeles.

On January 20, 2022, we acquired, through its subsidiary, Boabab Investments, LLC, and its real property asset located at 2029 W. 41st Place in Los Angeles.

On March 2, 2022, we acquired, through its subsidiary, Trilosa Investments, LLC, and its real property asset located at 4517 Orchard Avenue in Los Angeles.

On March 25, 2022, we acquired, through its subsidiary, Mopane Investments, LLC, and its real property asset located at 1733 W. 37th Street in Los Angeles.

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

Why Student Housing is Growing:

◌	Stable and Rising College Enrollment
◌	Demand Exceeds Supply
◌	Students Desire Homelike Amenities
◌	Lower Off-Campus Housing Costs
◌	Capital Constraints on Universities
◌	Recession Proof Industry
◌	Premium Market Rents Year Round

USC Students are using the four Metro Stations in walking distance of USC Campus to access Downtown Los Angeles, including Staples Center, LA Live, Nightlife Clubs and Bars, Entertainment Centers, Shopping Opportunities.

Average monthly rents of a unit in the USC area rose from approximately $750 in 2005 to $1,700 in 2021 and student enrollment at USC has grown from 32,000 in 2005 to 49,700 in 2021-22, with 28,000 being graduate students.

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

In 2020 we started renting to transitional housing non-profits to take advantage of the City of Los Angeles, County of Los Angeles, State of California, and Federal government funding that is being made available to assist in the relocation of people to transitional housing. With USC going 90% offline during COVID and approximately 15,000 students not needing student housing, this proved prescient to help us keep our property occupancy rates high and our cash flow strong. The business has proved much less hands on than we originally thought, and rents are comparable to student housing.

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

Our Business Strategy

●	Seek out and acquire Real Estate which management believes has limited downside risk, is recession proof, and is in the path of growth to facilitate high rental income upside and equity appreciation.

●	Purchase single family and multi-family properties and portfolios, either at discounted prices or which require cosmetic renovations, to maximize cash flow and equity appreciation in the shortest possible time.

●	Undertake development projects that involve material construction and/or renovations to realize the highest and best use upside value with significant long term investment returns.

●	Acquire business opportunities that bring in high cash flow, with low risk, that expands our portfolio, offset our current and expanding operating costs, and allow us to grow our real estate acquisition division.

●	Focus on below-market or other non-listed opportunities

●	Our goal is to acquire 5 properties over the next 12 months

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

The major competitive factors in our business are our ability to compete effectively in providing students, quality housing at an affordable price, maintaining properties in excellent condition and obtaining market rents from tenants. We believe we will compete effectively in these areas.

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

Our Website

Our website is located at www.hubilu.com and, it provides a description of our company, our services, our mission statement, along with our contact information including our address, telephone number and e-mail address.

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

Summary

We have and continue to provide consulting services for several clients and are now seeking real estate acquisitions to complement our 24 existing properties. We anticipate that our revenues will increase as we secure additional clients and acquire properties in the next twelve months.

The closing of these contemplated transactions is subject to due diligence clear title. We believe that our revenues will cover our operating costs over the next 12 months; however, our majority shareholder has agreed to advance us necessary working capital, if necessary. We currently have one officer and a sole director. These individuals allocate time and personal resources to us on a part-time basis and devote approximately 40 hours per week to us.

As of the date of this Report, we have 26,237,125 shares of $0.001 par value common stock issued and outstanding, which is owned by 76 shareholders. We have 520,400 shares of our Series 1 convertible preferred stock issued and outstanding as of December 31, 2022, which is held by 14 shareholders. The aggregate market value of our common stock based on the most recent price quoted on the OTC Markets of $0.21 per share is $5,509,796. Our accumulated deficit as of December 31, 2022 is $1,740,795.

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

Although we have revenues from the rental properties owned by our subsidiaries, we have an accumulated deficit of $1,740,795. Such prospects must be considered given the substantial risks, expenses and difficulties encountered by new entrants into the real estate consulting industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon several factors, including our ability to secure clients and acquire profitable real estate properties. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in increasing our revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

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

Our financial statements for the year ended December 31, 2022, disclose that we can continue as a going concern. However, if necessary, our officers may be unable or unwilling to loan or advance us any funds.

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

Our officer and director have limited experience in operating a public company, which could prevent us from successfully implementing our business plan and impede our ability to earn revenue.

Our officer and sole director have limited experience in operating a public company. While they have experience in operating companies, their limited experience in operating a public company could hinder their ability to successfully comply with the reporting and other requirements imposed on public companies. It is likely that our management’s limited experience with operating a public company will hinder our ability to earn revenue and comply with various reporting requirements. Each potential investor must carefully consider the lack of experience of our officer and director before purchasing our common stock.

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

We have limited financial resources. As of December 31, 2022, we had $92,068 of cash on hand and total assets of $17,089,666. If we are unable to develop our business or secure additional funds our business would fail, and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

The marketplace in which we compete is intensely competitive and subject to rapid change. Our competitors include well-established enterprises. Some of these competitors are based globally. We anticipate that we will face additional competition from new entrants that may offer significant performance, price, creative or other advantages over those offered by us. Many of these competitors have greater name recognition and resources than us.

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

Our officer and sole director are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities. During other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a business opportunity should be presented.

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

Real estate projects involve substantial risks, because it requires that we spend significant funds based entirely on our preliminary evaluation of rental income from potential tenants. It is impossible to predict the success of any project. The ability of a real estate project to be commercially successful can depend upon a variety of unpredictable factors, including:

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

Except for the 235,000 shares that were registered pursuant to our registration statement, 359,500 shares that had the restrictive legend removed under Rule 144 and 254,265 shares held by Jacaranda Investments, Inc., that had the restrictive legend removed under Rule 144, the remaining outstanding shares of common stock (25,103,360 shares are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares more than 1% of the Company’s outstanding common stock every three months. Because of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the prescribed period. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently own 9 limited liability companies, which each own a residential rental property, except for Sunza Investments, LLC which owns 3 properties, Zinnia Investments, LLC which owns 3 properties, Akebia Investments, LLC which owns 1 property, Elata Investments, LLC which owns 3 properties, Trilosa Investments, LLC which owns 3 properties, Lantana Investments, LLC which owns 3 properties, Kapok Investments, LLC which owns 2 properties, Baobabab Investments, LLC, which owns 2 properties and Mopane Investments, LLC which owns 1 property. All properties are located in Los Angeles, California. The first property is a residential rental located on a 4,373 square foot lot and consists of 9 rooms. The second property is a residential rental located on a 4,320 square foot lot and consists of 8 single units and one 2 bedroom unit. The third is a 1,674 square foot residential rental located on 3,582 square foot lot and consists of 6 rooms. The fourth is a 1,527 square foot residential rental located on a 5,396 square foot lot and consists of 8 rooms. The fifth is a 1,280 square foot residential rental located on a 2,924 square foot lot and consists of 7 rooms. The sixth is a 1,066 square foot residential rental located on a 5,240 square foot lot and consists of 5 rooms. The seventh is a residential rental located on a 6,691 square foot lot and consists of 9 rooms. The eighth is a residential rental located on a 5,440 square foot lot and consists of 6 rooms. The ninth is a residential rental located on a 6,220 square foot lot and consists of 10 rooms. The tenth is a residential rental located on a 4,800 square foot lot and consists of 7 bedrooms. The eleventh is a residential rental located on a 6,234 square foot lot and consists of 5 bedrooms. The twelfth residential rental is located on a 4,137 square foot lot and consists of 6 bedrooms. The thirteenth residential rental is located on a 3,067 square foot lot and consists of 5 bedrooms. The fourteenth residential rental is located on a 7,500 square foot lot and consists of 8 bedrooms. The fifteenth residential rental is located on 4,137 square foot lot and consists of 6 bedrooms. The sixteenth residential rental is located on a 6,700 square foot lot and consists of 9 bedrooms. The seventeenth residential rental is located on a 3,091 square foot lot and consists of 7 bedrooms. The eighteenth residential rental is located on a 3,560 square foot lot and consists of 7 bedrooms. The nineteenth residential rental is located on a 3,364 square foot lot and consists of 6 bedrooms. Twentieth residential rental is located on a 2,517 square foot lot and consists of 7 Bedrooms. Twenty first residential rental is located on a 5,501 square foot lot and consists of 8 bedrooms. Twenty second residential rental is located on 3,640 square foot lot and consists of 5 bedrooms. Twenty third residential rental is located on 3,841 square foot lot and consists of 5 bedrooms.

From April 2015 to February 2016, our executive, administrative and operating offices were located at 9777 Wilshire Boulevard, Suite 804, Beverly Hills, CA 90212. We did not have a written lease with the landlord and an unrelated third party provided us with space, on a month-to-month basis, for no cost. On March 4, 2016, we executed a written lease for 750 square feet of space for $2,200 per month. Jacaranda Investments, Inc., advanced us the first month prorated rent of $1,703 and $6,600 for the landlord’s security deposit. Our current lease, which changed on June 1, 2020, is now 375 square feet of space on a month to month basis and is $1,300 per month.

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

Fiscal Quarter	Fiscal 2022
	High	Low
First Quarter Ended March 31	$0.21	$0.21
Second Quarter Ended June 30	$0.23	$0.23
Third Quarter Ended September 30	$0.27	$0.27
Fourth Quarter Ended December 31	$0.32	$0.32

We have 520,400 shares of our Series 1 convertible preferred stock that is convertible into shares of our common stock. The conversion provisions are discussed in our footnotes to our financial statements. In general, under Rule 144, a holder of restricted common shares who is an affiliate at the time of the sale or any time during the three months preceding the sale can resell shares, subject to the restrictions described below.

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

Common Stock Currently Outstanding

As of December 31, 2022, we have 26,237,125 shares of our common stock outstanding.

Series 1 Preferred Stock Currently Outstanding

As of December 31, 2022, we have 520,400 shares of our Series 1 convertible preferred stock outstanding. (December 31, 2021: 510,400 Series 1 convertible preferred stock).

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

On April 10, 2017, we issued 283,500 shares of our Series 1 Preferred Stock, at a price of $1.00 per share valued at $283,500 to Jacaranda Investments, Inc., in exchange for membership interests in one of our limited liability companies. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On June 6, 2022, we issued 10,000 shares of our Series 1 Preferred Stock at a price of $1.00 per share valued at $10,000. The proceeds were for working capital. The shares were issued to an accredited investor in a transaction that is exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2022 and 2021 and our results of operations for the year ended December 31, 2022 and 2021. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

As of December 31, 2022, we had $92,068 cash on hand. Management does not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for operations by loans from our shareholders or additional equity financing. The additional equity financing will likely be in the form of private placements of common stock. As of December 31, 2022, the Company has borrowed $474,271 from Jacaranda Investments, Inc.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2022 and 2021, respectively together with notes thereto, which are included in this Annual Report on Form 10-K.

For the Year Ended December 31, 2022 compared to the year ended December 31, 2021.

Revenues. Our rental revenues increased $386,900 to $1,579,682 for the year ended December 31, 2022, compared to $1,192,782 for the comparable period in 2021 due to the acquisition of 4 new properties which were rehabbed and rented out.

Operating expenses. Operating expenses increased $273,197 to $798,559 for the year ended December 31, 2022, compared to $525,362 for the comparable period in 2021. Operating expenses are comprised of general and administrative expenses, consulting fees, depreciation, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filing fees and utilities. The components of operating expenses are discussed below.

General and administrative expenses increased $182,239 to $589,948 for the year ended December 31, 2022, compared to $407,709 for the comparable period in 2021.

Depreciation increased $90,958 to $208,611 for the year ended December 31, 2022, compared to $117,653 for the comparable period in 2021.

Professional fees increased $61,521 to $61,916 for the year ended December 31, 2022, compared to $395 for the comparable period in 2021. Professional fees consisted of legal fees and accounting fees.

Property taxes increased $74,835 to $198,038 for the year ended December 31, 2022, compared to $123,203 for the comparable period in 2021. The increase is due to the acquisition of additional rental properties in 2023.

Utilities decreased $3,314 to $66,357 for the year ended December 31, 2022, compared to $69,671 for the comparable period in 2021.

Net Loss. Our net loss increased by a net amount of $157,149, due to a loss of $114,286 for the year ended December 31, 2022, compared to net income of $42,863 for the comparable period in 2021.

Liquidity and Capital Resources. Since 2015, Jacaranda Investments, Inc., provided us with $492,500 in related party advances. We have not been advanced any more money since 2018. Jacaranda Investments, Inc. has agreed not to seek repayment of its advances until we are financially able to repay them. In 2021, $18,229 was repaid to Jacaranda Investments, Inc. leaving the balance at $474,271.

Our total assets are $17,089,666 as of December 31, 2022, consisting of $11,800,304 in real estate, building and capital improvements of $5,458,695, $296,463 in property acquisition and financing, net of $564,647 in depreciation, $92,068 in cash and $6,783 in security deposits.

Our total liabilities are $17,982,243 as of December 31, 2022 and $14,934,746 as of December 31, 2021.

Our total stockholders’ deficit is $892,577 for the year ended December 31, 2022, and as of December 31, 2022, our accumulated deficit is $1,740,795.

Our net cash provided by operations was $241,335 for the year ended December 31, 2022.

Our investing activities used a total of $559,903 for the year ended December 31, 2022.

We had $206,898 in cash provided by financing activities for the year ended December 31, 2022.

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

Belladonna Lily Investments, Inc., a Wyoming Corporation is not, and has never been a related party to Hubilu Venture Corporation. Neither Hubilu, nor David Behrend has, nor ever had any ownership interest, nor controlling interest in Belladonna, and David Behrend was not an officer of Belladonna during, or after the reporting period.

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2022 or 2021.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of rental income. Sales to nine customers accounted for 75% of consolidated sales for the year ended December 31, 2022 (Zinnia ($151,144) 10%, Sunza ($212,713) 13%, Elata ($144,944) 9%, Boabab ($337,354) 21%, Akebia ($142,095) 9%, Lantana ($236,694) 15%, Kapok ($102,770) 7%, Trilosa ($195,769) 12% and Mopane ($56,200) 4%.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry forward that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended $559,903 on capital improvements for the year ended December 31, 2022.

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

The number of companies which we will be able to provide services to will depend upon the success of our marketing efforts through our website and our referral network.

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

Our business is focused on acquiring vacant residential income properties that we rehabilitate and rent at student housing market values while simultaneously consulting and advising with real estate investors, professionals, and companies, We believe that this model of student housing acquisitions and consulting with investors will generate positive cash flow in growing the company, which will increase the evaluation of our stock, creating value for our investors and also obtaining client loyalty. The following are key elements of our strategy:

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

David Behrend, our president, is devoting approximately twenty-five hours per week to our operations. Once we expand our operations and attract more customers to use our services and acquire more assets, Mr Behrend has agreed to commit more time as required.

Estimated Expenses for the Next Twelve Months

The following provides an overview of our estimated expenses to fund our plan of operation for the next twelve months. These expenses, which we estimate to be as follows:

Description	Expenses

SEC reporting and compliance	$5,000
Website expansion	1,000
Marketing and advertising	10,000
Advances to independent contractors	50,000
Salaries	70,000
Legal and accounting	65,000
$201,000

We anticipate that the minimum additional capital necessary to fund our planned operations in this case for the 12-month period will be approximately $201,000 and will be needed for general administrative expenses, business development, marketing costs and costs associated with being a publicly reporting company. Thus, we will need to seek additional funding in the future. The most likely source of this additional capital is through the sale of additional shares of common or preferred stock or loans obtained by the company.

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

AS OF DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Hubilu Venture Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hubilu Venture Corporation (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX
May 2, 2023

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021

ASSETS
Cash	$92,068	$203,738
Total current assets	92,068	203,738

Property and equipment:
Land	11,800,304	9,853,679
Building and capital improvements	5,458,695	4,402,248
Property acquisition and financing	296,463	-
Less accumulated depreciation	(564,647)	(356,036)
Total property and equipment, net	16,990,815	13,899,891

Security deposits	6,783	6,600

TOTAL ASSETS	$17,089,666	$14,110,229

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$-	$2,373
Accrued interest	9,415	-
Security deposits payable	246,669	199,184
Due to related party, current maturities	474,271	474,271
Mortgages payable, current maturities	1,640,175	1,511,568
Dividends payable	153,514	107,074
TOTAL CURRENT LIABILITIES	2,524,044	2,294,470

Promissory notes, related parties	89,593	89,593
Mortgages payable	14,848,206	12,040,283
Preferred shares payable	520,400	510,400
TOTAL LIABILITES	17,982,243	14,934,746

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,237,125 shares issued and outstanding on December 31, 2022 and December 31, 2021	26,237	26,237
Additional paid-in capital	821,981	775,755
Accumulated Deficit	(1,740,795)	(1,626,509)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(892,577)	(824,517)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$17,089,666	$14,110,229

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Operations

	For the Year ended December 31, 2022	For the Year ended December 31, 2021

Rental Income	$1,579,682	$1,192,782

Operating expenses

General & administrative expenses:
Salaries and benefits	79,175	110,375
Professional fees	61,916	395
Property taxes	198,038	123,203
Utilities	66,357	69,671
Other general and administration expenses	184,462	104,065
Total general and administration expenses	589,948	407,709
Depreciation	208,611	117,653
Total Operating Expenses	798,559	525,362

Net operating income	781,123	667,420

Other income (expense)
Other income	29,800	45,180
Interest expense	(925,209)	(669,737)
Total Other Income (Expense)	(895,409)	(624,557)
Net income (loss)	$(114,286)	$42,863
Basic income (loss) per share	$(0.00)	$0.00
Basic weighted average shares	26,237,125	26,237,125
Diluted income (loss) per share	$(0.00)	$0.00
Diluted average shares outstanding	26,237,125	26,742,421

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	26,237,125	$26,237	$742,556	$(1,669,372)	$(900,579)
Imputed interest	-	-	33,199	-	33,199
Net income	-	-	-	42,863	42,863
Balance, December 31, 2021	26,237,125	$26,237	$775,755	$(1,626,509)	$(824,517)
Imputed interest	-	-	46,226	-	46,226
Net loss				(114,286)	(114,286)
Balance, December 31, 2022	26,237,125	$26,237	$821,981	$(1,740,795)	$(892,577)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Consolidated Statements of Cash Flows

	For the Year ended December 31, 2022	For the Year ended December 31, 2021
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(114,286)	$42,863
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	208,611	117,653
Imputed interest	46,226	33,199
Gain on early extinguishment of debt	-	(4,000)
Cummulative preferred stock dividends payable	46,440	21,210
Decrease (increase) in current assets:
Other current assets	-	18,030
Prepaid expenses	-	3,865
Security deposits	(183)	-
Increase (decrease) in current liabilities:
Accrued expenses	9,415	-
Accounts payable	(2,373)	(7,850)
Security deposits payable	47,485	55,851
Net cash provided by operating activities	241,335	280,821

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(559,903)	(487,927)

Net cash used in investing activities	(559,903)	(487,927)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on related party advances	-	(18,229)
Proceeds received from mortgages payable	785,537	277,189
Repayments on mortgages payable	(588,639)	(2,780)
Proceeds received from the sale of preferred stock	10,000	10,000
Net cash provided by financing activities	206,898	266,180

NET CHANGE IN CASH AND CASH EQUIVALENTS	(111,670)	59,074
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	203,738	144,664

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92,068	$203,738

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$869,568	$638,537
Income taxes paid	$63,707	$-

Non-cash investing and financing transactions:
Acquisitions of assets financed through debt	$2,739,632	$4,182,057

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

NOTE 2 – BASIS OF PRESENTATION AND ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements include the accounts of the Company and each of its wholly owned subsidiaries: Akebia Investments LLC, Zinnia Investments, LLC, Sunza Investments, LLC, Lantana Investments LLC, Elata Investments, LLC, Trilosa Investments, LLC, Kapok Investements, LLC, Boabab Investments, LLC, and Mopane Investments, LLC. All intercompany transactions have been eliminated on consolidation.

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2022, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,740,795 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2022.

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

Recent Accounting Pronouncement

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date or possibly early adopted, where permitted. There are no new accounting pronouncements issued that were expected to have a material impact on the Company’s consolidated financial position or results of operations in the current or future periods.

Note 4 -INVESTMENTS IN REAL ESTATE - Related Party

The change in the real estate property investments for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021

Balance, beginning of the year	$14,255,927	$9,585,943
Acquisitions:	2,739,632	4,182,057
	16,995,559	13,768,000
Capital improvements	559,903	487,927
Balance, end of the year	$17,555,462	$14,255,927

The change in the accumulated depreciation for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Balance, beginning of the year	$356,036	$238,383
Depreciation charge for the period	208,611	117,653
Balance, end of the year	$564,647	$356,036

The Company’s real estate investments as at December 31, 2022 is summarized as follows:

	Initial cost to the Company		Capital	Accumulated		Security	Closing
Property	Land	Building	Improvements	Depreciation	Encumbrances	Deposits	Costs

3711 South Western Ave	$508,571	$383,716	$30,244	$101,406	$643,585	$10,224	$-
2909 South Catalina Street	565,839	344,856	16,181	87,944	436,939	14,400	-
3910 Wisconsin Ave	337,500	150,000	88,834	23,485	691,349	16,000	28,444
3910 Walton Ave	318,098	191,902	96,700	34,867	539,547	11,000
1557 West 29 Street	496,609	146,891	24,286	24,438	605,129	4,900	14,251
1267 West 38th	420,210	180,090	18,071	29,294	606,053	11,000	15,701
1618 West 38th	508,298	127,074	14,732	14,611	634,883	12,000	-
4016 Dalton Avenue	424,005	106,001	53,540	17,220	609,959	2,580	27,678
1981 West Estrella Avenue	651,659	162,915	72,501	23,825	899,278	-	21,981
2115 Portland Street	753,840	188,460	5,063	19,751	911,612	5,725	-
717 West 42nd Place	376,800	94,200	-	20,246	471,235	1,350	-
3906 Denker	428,000	107,000	60,210	14,526	586,182	10,450	-
3408 S. Budlong Street	499,200	124,800	55,298	13,441	729,625	9,840	-
3912 S. Hill Street	483,750	161,250	144,475	23,248	655,094	15,300	-
4009 Brighton Avenue	442,700	158,300	170,983	12,156	720,010	2,500	13,040
3908 Denker Avenue	534,400	158,300	63,040	10,536	630,515	4,500	20,243
4021 Halldale	487,500	162,500	45,188	8,155	766,071	18,000	37,234
1284 W. 38th Street	551,250	183,750	-	9,357	836,605	12,000	16,623
4505 Orchard Avenue	506,250	145,776	166,083	13,198	648,282	18,000	27,037
3777 Ruthelen Street	559,200	139,800	23,857	8,422	711,326	13,900	11,019
3791 Normandie Avenue	480,000	160,000	7,999	9,352	765,682	12,000	27,394
2029 W. 41st Place	540,000	180,000	128,520	18,136	809,900	19,000	13,501
4517 Orchard Avenue	453,750	151,250	94,268	10,668	637,070	10,000	8,853
1733 W. 37th Street	472,875	157,625	12,166	16,365	667,450	12,000	13,464
	$11,800,304	$4,066,456	$1,392,239	$564,647	$16,213,381	$246,669	$296,463

Real estate acquisition related party

2022 acquisitions

Boabab Investments, LLC

On January 7, 2022, we completed our acquisition, through our subsidiary Boabab Investments, LLC, the real property located at 3791 S. Normandie Avenue in Los Angeles (“Boabab”). The property was vacant at time of purchase. The acquisition was for $640,000 (“Purchase Price”). Terms of the acquisition as follows: (1) A first position note with payment on principal balance of $576,000 issued by the Property Owner, Boabab, owing to lender, Center Street Lending VIII SPR, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 8.5% per annum. Principal and interest payable in monthly installments of $4,080.00 or more starting on February 1, 2022, and continuing until December 29, 2022, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $75,000 second position note owing by Boabab, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $312.50 or more on the 5th day of each month beginning on the 5th day of February 2022 and continuing until the 4th day of January 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On January 20, 2022 we completed our acquisition, through its subsidiary Boabab Investments, LLC, the real property located at 2029 W. 41st Place in Los Angeles (“41st Place”). The property was vacant at the time of purchase. The acquisition was for $720,000 (“Purchase Price”). The terms of the acquisition as follows: (1) A first position note with payment on principal balance of $648,000 issued by the Property Owner, Boabab, owing to lender, Center Street Lending VIII SPR, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 8.5% per annum. Principal and interest payable in monthly installments of $4,590.00 or more starting on March 1, 2022 and continuing until January 6, 2023 at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $84,950 second position note owing by Boabab, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $361.38 or more on the 18th day of each month beginning on the 18th day of February 2022 and continuing until the 17th day of January 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

Trilosa Investments, LLC

On March 2, 2022, we completed our acquisition, through its subsidiary Trilosa Investments, LLC, the real property located at 4517 Orchard Avenue in Los Angeles (“Orchard”). The property was vacant at the time of purchase. The acquisition was for $605,000 (“Purchase Price”). The terms of the acquisition as follows: (1) A first position note with payment on principal balance of $484,000 issued by the Property Owner, Trilosa, owing to lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 5.225% per annum. Principal and interest payable in monthly installments of $2,665.18 or more starting on May 1, 2022 and continuing until the 1st day of April 2052, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $158,000 second position note owing by Trilosa, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $658.33 or more on the 2nd day of each month beginning on the 2nd day of April 2022 and continuing until the 1st day of March 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

Mopane Investments, LLC

On March 25, 2022, we completed our acquisition, through its subsidiary Mopane Investments, LLC, the real property located at 1733 W. 37th Street in Los Angeles (“37th Street”). The property was vacant at the time of purchase. The acquisition was for $630,500 (“Purchase Price”). The terms of the acquisition as follows: (1) A first position note with payment on principal balance of $567,450.00 issued by the Property Owner, Mopane, owing to lender, Center Street Lending VIII SPR, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 7.5% per annum. Principal and interest payable in monthly installments of $3,546.56.00 or more starting on May 1, 2022 and continuing until March 22, 2023 at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $100,000 second position note owing by Mopane, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $500.00 or more on the 1st day of each month beginning on the 1st day of May 2022 and continuing until the 31st day of March 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

2021 acquisitions

Trilosa Investments, LLC

On February 1, 2021, we completed our acquisition, through our subsidiary Trilosa Investments, LLC,, the real property located at 4009 Brighton Avenue in Los Angeles (“Brighton”). The property was vacant at time of purchase. The acquisition was for $601,000 (“Purchase Price”). Terms of the original acquisition as follows: (1) A first position note with payment on principal balance of $540,900 issued by the Property Owner, Trilosa, owing to lender, Center Street Lending VIII SPR, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 8.5% per annum. Principal and interest payable in monthly installments of $3,831.38 or more starting on March 1, 2021, and continuing until January 1, 2022, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $60,100 second position note owing by Trilosa, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.60% per annum. Interest only payable in monthly installments of $687.50 or more on the 18th day of each month beginning on the 18th day of January 2021 and continuing until the 17th day of December 2026, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On October 18, 2021, the original notes for 4009 Brighton were refinanced to one first note for $732,000 through lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 4.875% per annum. Principal and interest payable in monthly installments of $3,873.80 or more starting on December 1, 2021, and continuing until the 1st day of November 2051, at which time the entire principal balance together with interest due thereon, shall become due and payable.

Zinnia Investments, LLC

On June 18, 2021, we completed our acquisition, through its subsidiary Zinnia Investments, LLC, the real property located at 3908 Denker Ave, Los Angeles (“Denker”). The property was vacant at the time of purchase. The acquisition was for $668,000 (“Purchase Price”). The terms of the acquisition were as follows: (1) A first position note with interest only for $655,000 owing by Zinnia to Belladonna, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $3,275 or more on the 1st day of each month beginning on the 1st day of July 2021 and continuing until the 1st day of June 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On November 5, 2021, the original notes for 3908 Denker were refinanced to one first note for $640,000 through lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 4.975% per annum. Principal and interest payable in monthly installments of $3,425.89 or more starting on January 1, 2022, and continuing until the 1st day of December 2051, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

Boabab Investments, LLC

September 30, 2021, we completed our acquisition, through its subsidiary Boabab Investments LLC, the real property located at 4505 Orchard Avenue in Los Angeles (“Orchard”). The property was vacant at the time of purchase. The acquisition was for $675,000 (“Purchase Price”). The terms of the acquisition were as follows: (1) A first position note with interest only for $675,000 owing by Boabab to Belladonna Lily Investments, Inc. (“Belladonna”), whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $2,812.50 or more on the 22nd day of each month beginning on the 22nd day of October 2021 and continuing until the 1st day of October 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

Lantana Investments, LLC

On October 6, 2021, we completed our acquistion, through its subsidiary, Lantana Investments, LLC, the real property located at 3777 Ruthelen Street, Los Angeles (Ruthelen”). The property was vacant at the time of purchase. The acquisition was for $699,000 (“Purchase Price”). The terms of the acquisition were as follows. (1) A first position note with interest only for $699,000 owing by Lantana to Belladonna, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $2,912.50 or more on the 1st day of each month beginning on the 1st day of November 2021 and continuing until the 1st day of October 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

2020 acquisitions

Trilosa Investments, LLC

On February 22, 2020, we completed our acquisition, through our subsidiary Trilosa Investments, LLC,, the real property located at 3906 Denker Avenue in Los Angeles (“Denker”). The property was vacant at time of purchase. The acquisition was for $535,000 (“Purchase Price”). Terms of the acquisition as follows. (1) A first position note with payment on principal balance of $416,000 issued by the Property Owner, Trilosa, owing to lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 6% per annum. Principal and interest payable in monthly installments of $2,494.13 or more starting on April 1, 2020, and continuing until the 1st day of March 2050, at which time the entire principal balance together with interest due thereon, shall become due and payable. The initial fixed interest rate will change to an adjustable interest rate on the 1st day of March 2025, and the adjustable interest rate may change on that day every 12th month thereafter. The date on which the initial fixed interest rate changes to an adjustable interest rate, and each date on which my adjustable interest rate could change. (2) A $140,000 second position note owing by Trilosa, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $700.00 or more on the 15th day of each month beginning on the 15th day of March 2020 and continuing until the 14th day of February 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

On October 26, 2021, the original notes were refinanced to two notes as follows: (1) A first position note for $620,000 through lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 4.875% per annum. Principal and interest payable in monthly installments of $3,281.09 or more starting on January 1, 2022, and continuing until the 1st day of December 2051, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $120,000 second position note whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly instalments of $500.00 or more on the 1st day of each month beginning on December 1, 2021and continuing until the 1st day of November 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

Kapok Investments, LLC

On November 8, 2020 we completed our acquisition, through our subsidiary Kapok Investments, LLC, the real property located at 3912 S. Hill Street in Los Angeles (“Hill”). The property was delivered vacant to Hubilu after seller moved out within 2 weeks after the close of escrow as agreed per purchase contract. Seller paid Hubilu no money for the 2 week period. The acquisition was for $645,000.00 (“Purchase Price”). Terms of the acquisition as follows. (1) A first position note with payment on principal balance of $516,000.00 issued by the Property Owner, Kapok, owing the lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest. On unpaid principal at the rate of 6.425% per annum. Principal and interest payable in monthly instalments of $3,236.06 or more starting on January 1, 2021 and continuing until the 1sr day of December 2050, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $152,000 second position note owing by Kapok, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.425% per annum. Interest only payable in monthly instalments of $813.83 or more on the 2nd day of each month beginning on the 2nd day of December 2020 and continuing until the 1st day of November 2026, at which time the entire principal balance together with interest due thereon, shall become due and payable.

2019 acquisitions

Elata Investments, LLC

On July 12, 2019, the Company closed on the acquisition of Elata Investments, LLC. On March 22, 2019 the company entered into a purchase contract to purchase personal property (“the Elata Agreement”) with Adlon Investments, LLC, Wyoming Limited Liability Company (“Adlon”), to acquire 100% membership interest in Elata Investments, LLC. a Wyoming Limited Liability Company. The Elata Agreement was subject to due diligence and verification of title and rental income. The acquisition was scheduled to close on July 12, 2019 and did close on July 12, 2019. Elata’s sole asset was its real property located at 1267 W. 38th Street, Los Angeles. On July 12th, 2019, the acquisition was completed for $600,000. The terms of the Hubilu membership interest purchase was subject to two loans as follows. (1) A $415,000 first position note owing by Elata, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.50% per annum. Interest only payable in monthly installments of $1,902.08 or more on the 20th day of each month beginning on the 20th day of August, 2019 and continuing until the 19th day of March 2023, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $185,000 second position note owing by Elata, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6% per annum. Interest only payable in monthly installments of $346.87 or more on the 20th day of each month beginning on the 20th day of August 2019 and continuing until the 19th day of March 2023, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On April 26, 2021, the original notes for 1267 W. 38th Street were refinanced to one first note for $620,000 through lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 4.975% per annum. Principal and interest payable in monthly installments of $3,318.83 or more starting on July 1, 2021 and continuing until the 1st day of June 2051, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On December 13, 2019 we completed our acquisition, through our subsidiary, Elata Investments, LLC, the real property located at 4016 Dalton, Los Angeles CA (“Dalton”). The property was vacant at time of purchase. The acquisition was for $525,000 (“Purchase Price”). Terms of the acquisition as follows: (1) A first position note with payment on principal balance of $441,995.20 issued by the Property Owner, Elata, owing to lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 7.2% per annum. Principal and interest payable in monthly installments of $2,850.91 or more starting on February 1, 2020 and continuing until the 1st day of January 2050, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

On May 21, 2021, the original notes for 4016 Dalton were refinanced to one first note for $624,000 through lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 4.975% per annum. Principal and interest payable in monthly installments of $3,340.24 or more starting on June 1, 2021 and continuing until the 1st day of July 2051, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On December 30, 2019 we completed our acquisition, through our subsidiary, Elata Investments, LLC (“Elata”), the real property located at 1618 West 38th Street, Los Angeles CA (“38th”). The property was vacant at time of purchase. The acquisition was for $630,000 (“Purchase Price”). Terms of the acquisition as follows: (1) A first position note with payment on principal balance of $504,000.00 issued by the Property Owner, Elata, owing to lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 6.3% per annum. Principal and interest payable in monthly installments of $3,119.62 or more starting on February 1, 2020 and continuing until the 1st day of January 2050, at which time the entire principal balance together with interest due thereon, shall become due and payable. Note: The initial fixed interest rate will change to an adjustable interest rate on the 1st day of January, 2025, and the adjustable interest rate may change on that day every 12th month thereafter. The date on which the initial fixed interest rate changes to an adjustable interest rate, and each date on which my adjustable interest rate could change. (2) A $126,000 second position note owing by Elata to Belladonna Lily Investments, Inc (“Bella”), whose terms of payments due were interest only, payable from December 11, 2019 on unpaid principal at the rate of 6% per annum. Interest only payable in monthly installments of $750.00 or more on the 11th day of each month beginning on January 11, 2020, and continuing until December 10, 2025, at which time the entire principal balance together with any outstanding interest due thereon, shall become due and payable. The note to Bella in second position was increased to $150,000 at time of initial funding, with the difference of $24,000 being used to fund closing costs, carrying costs and fix up costs.

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

Boabab Investments, LLC

On December 31, 2019, the Company acquired 100% membership interest in Boabab Investments, LLC, a Wyoming Limited Liability Company (“Boabab”) which was owned by a related party. Boabab’s sole asset was the real property located at 2115 Portland Street, Los Angeles CA. Under the terms of the Boabab Agreement, the Company was to acquire 100% membership interest in Boabab for $942,000 (“the Purchase Price”) payable as follows: (1) a $ first position mortgage with payment on principal balance of $616,899.15 owing to lender, Nexera Holding, LLC dba Newfi Lending, a Delaware Corporation. interest only from July 1, 2019 on unpaid principal at the rate of 6.00% per annum in monthly installments of $3,721.13 or more on the 1st day of each month, beginning with the first payment on the 1st day of January 2020 and continuing until 1st day of June 2049. Note: The initial fixed interest rate will change to an adjustable interest rate on the 1st day of June, 2024, and the adjustable interest rate may change on that day every 12th month thereafter. The date on which the initial fixed interest rate changes to an adjustable interest rate, and each date on which my adjustable interest rate could change. (2) A $325,000.00 second position note owing by Boabab to Belladonna Lily Investments, Inc (“Bella”), whose terms of payments due were interest only, payable from December 31, 2019 on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $1,354.17 or more on the 1st day of each month beginning on the 1st day of February, 2020, and continuing until 30th day of April 2024, at which time the entire principal balance together with any outstanding interest due thereon, shall become due and payable.

2018 acquisitions- related party

Sunza Investments, LLC

On May 30, 2018, the Company entered into a contract to purchase personal property (“the Sunza Agreement”) with Adlon Investments, Inc. a Wyoming Corporation (“Adlon”), to acquire its 100% membership interest in Sunza Investments, LLC, a Wyoming Limited Liability Company (“Sunza”). Adlon was 100% owned by Jacaranda Investments, Inc., a Wyoming Corporation (“Jacaranda”), which was previously owned by the Company’s Chairman and CEO. Adlon Investments, Inc., Jacaranda Investments, Inc., were related parties to this purchase. The purchase closed on May 31, 2018. Sunza’s sole asset was the real property located at 3910 Walton Avenue, Los Angeles, CA 90037 (the “Property”). Under the terms of the Sunza Agreement, the Company’s purchase price is $510,000 (“the Purchase Price”), which is comprised of the following: (1) a $325,500 promissory note dated April 5, 2018 (the “Note”) and a First Deed of Trust, secured by the Property, whereby Sunza, as Trustee of the 3910 Walton Avenue Trust, dated April 3, 2018 (“Maker”) promises to pay Belladonna Lily Investments, Inc, a Wyoming Corporation the sum of $325,500 with interest only from April 5, 2018 on unpaid principal at the rate of 6% per annum. The Company is paying monthly instalment payments of $1,627.50 until April 30, 2020, at which time the entire principal balance together with interest due thereon, shall become due and payable; and (2) a $184,500 promissory note (the “2nd Note”) secured by a 2nd Trust Deed and payable to Belladonna Lily Investments, Inc, a Wyoming Corporation with interest only until the April 30, 2020, at which time the entire Principal balance together with interest is due thereon, shall become due and payable.

On July 18, 2019, the original notes for 3910 Walton were refinanced to one first note for $570,000 through lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 5% per annum. Principal and interest payable in monthly installments of $3,059.88 or more starting on September 1, 2019, and continuing until the 1st day of August 2049, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

Lantana Investments, LLC

On December 31, 2018, the Company acquired the 100% membership interest in Lantana Investments, LLC, a Wyoming Limited Liability Company (“Lantana”) from Jacaranda Investments, Inc. (“Jacaranda”). Jacaranda was previously owned by our Chairman and CEO. Jacaranda Investments, Inc. was a related party to the transaction. Lantana’s sole asset is the building and land located at 1557 W. 29th Street, Los Angeles CA (“the Lantana Property”).

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

On May 17, 2021, the original notes for 1557 W. 29th Street were refinanced to one first note for $620,000 through lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 4.975% per annum. Principal and interest payable in monthly installments of $3,318.83 or more starting on July 1, 2021, and continuing until the 1st day of June 2051, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

Under the terms of the Zinnia Acquisition, the Company’s consideration for the Purchase Price was: (1) a $655,000 All Inclusive Deed of Trust (“Zinnia AITD”), secured by the Zinnia Property and a promissory note (the “Zinnia Note”), which bears interest at 6% and (2) 270,000 shares of the Company’s Series 1 Convertible Preferred Stock at an issuance price of $1.00 per share, for $270,000. The Zinnia AITD was reduced to $654,810 after adjustments for closing costs at the date of purchase of the Zinnia Property.

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

NOTE 5–PROPERTY INDEBTEDNESS

The Company’s mortgages are summarized as follows:

			Stated interest rate
	Principal balance		as at
	December 31, 2022	December 31, 2021	December 31, 2022	Maturity date
3711 South Western Ave	$643,585	$656,585	5.00%	December 1, 2029
2909 South Catalina Street	436,939	539,563	3.10%	August 12, 2046
3910 Walton Ave.	539,547	549,705	5.00%	August 01, 2049
3910 Wisconsin Street	691,349	518,250	5.225%	March 1, 2052
1557 West 29 Street
- First Note	605,129	415,463	4.975%	June 1, 2051
- Second Note	-	200,000	5.40%	January 1, 2029
1267 West 38 Street	606,053	617,745	4.95%	June 1, 2051
4016 Dalton Avenue	609,959	775,478	4.975%	June 1, 2051
1618 West 38 Street
- First Note	484,883	492,454	6.30%	January 1, 2050
- Second Note	150,000	150,000	6.00%	December 10, 2023
1981 Estrella Ave	899,278	913,569	5.225%	June 1, 2051
717 West 42 Place
- First Note	336,267	337,167	6.85%	October 31, 2025
- Second Note	134,968	134,968	6.85%	April 30, 2029
2115 Portland Street
- First Note	591,836	600,688	6.00%	June 1, 2049
-Second Note	319,776	319,776	5.00%	April 30, 2024
3906 Denker
-First Note	401,181	406,854	6.00%	March 1, 2050
-Second Note	185,000	185,000	6.85%	February 14, 2025
3408 Budlong
-First Note	609,626	470,000	4.875%	December 1, 2051
-Second Note	120,000	242,000	5.00%	November 1, 2029
3912 S. Hill Street
-First Note	503,094	510,150	6.425%	December 1, 2050
- Second Note	152,000	152,000	6.425%	November 1, 2026
4009 Brighton Avenue	720,010	779,374	4.875%	November 1, 2051
3908 Denker Avenue	630,515	640,000	4.975%	December 1, 2051
4021 Halldale Avenue
-First Note	613,728	585,000	6.75%	October 1, 2052
-Second Note	152,343	145,312	3.00%	June 30, 2029
1284 W. 38th Street
-First Note	648,605	661,500	4.625%	March 1, 2052
-Second Note	188,000	159,000	5.25%	June 20, 2029
4505 Orchard Avenue	648,282	695,250	5.00%	October 1, 2029
3777 Ruthelen Street	711,326	699,000	4.625%	March 1, 2052
3791 S. Normandie Avenue
- First Note	615,682	-	5.225%	April 1, 2052
-Second Note	150,000	-	5.00%	January 4, 2029
2029 W. 41st Place
-First Note	648,000	-	8.5%	January 6, 2023
-Second Note	161,900	-	5.00%	January 17, 2029
4517 Orchard Avenue
-First Note	479,070	-	5.225%	April 1, 2052
-Second Note	158,000	-	5.00%	March 1, 2029
1733 W. 37th Place
-First Note	567,450	-	7.5%	March 22, 2023
-Second Note	100,000	-	6.00%	May 1, 2029

Hubilu General Loan	275,000	-	6.00%	On Demand

	$16,488,381	$13,551,851
Less: current maturities	1,640,175	1,511,568
Mortgages payable	$14,848,206	$12,040,283

Scheduled repayments on mortgages payable, including paying off interest only loans and mortgages due are as follows:

Year ending December 31, 2022
2023	$1,640,175
2024	319,776
2025	521,267
2026	152,000
2027	-
Thereafter	13,855,163
$16,488,381

NOTE 6–SERIES 1 CONVERTIBLE PREFERRED SHARES

The Company has authorized and designated 2,000,000 shares of Series 1 convertible preferred stock (the “Preferred Stock”). In September 2016, the Company issued 10,400 shares of Preferred Stock at an issuance price of $1 per share, for proceeds of $10,400 and in April 2017, the Company issued 450,000 shares of Preferred Stock in connection with the Akebia and Zinnia Acquisitions. (Notes 4 and 5). In January 2018, the Company issued 20,000 shares of Preferred Stock at an issuance price of $1 per share, for proceeds of $20,000. In March 2018, the Company issued 20,000 shares of Preferred Stock at an issuance price of $1.00 per share, for gross proceeds of $20,000. On May 11, 2021, the Company issued 10,000 shares of Preferred Stock at an issuance price of $1.00 per share, for gross proceeds of $10,000. On July 6, 2022, the Company issued 10,000 shares of Preferred Stock at an issuance price of $1.00 per share, for gross proceeds of $10,000.

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

The Preferred Stock matures on September 30, 2029.

The predominant settlement obligation of the Series 1 Convertible Preferred shares was considered to be the issuance of a variable number of shares to settle a fixed monetary amount. Thus, these shares are scoped into the guidance of ASC 480-10 and are accounted for as a liability as at December 31, 2022 and 2021.

	# of Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2020	500,400	$500,400	$85,864	$586,264
Dividends accrued	-	-	21,210	21,210
Shares issued	10,000	10,000		10,000

Balance, December 31, 2021	510,400	510,400	107,074	$617,474
Dividends accrued	-	-	46,440	46,440
Shares issued	10,000	10,000		10,000
Balance, December 31, 2022	520,400	$520,400	$153,514	$660,478

NOTE 7–INCOME TAXES

The Company did not record a provision for income taxes for the years ended December 2022 and 2021 due to a full valuation allowance against its deferred tax assets.

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

The difference between the provision for income taxes and income taxes computed using the effective U.S. federal statutory rate is as follows:

	December 31, 2022	December 31, 2021

Expected tax recovery at the statutory rate	$(70,900)	$(79,000)
Non-deductible items	28,500	22,000
Change in valuation allowance	42,400	57,000
Provision for income taxes	$-	$-

Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2022	December 31, 2021

Net operating loss carry-forwards	$208,339	$184,339
Valuation allowance	(208,339)	(184,339)
	$-	$-

At December 31, 2022, the Company has accumulated net operating losses totaling approximately $414,570 which may be available to carry forward and offset future years’ taxable income.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance against its deferred tax asset.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of December 31, 2022, Jacaranda Investments, Inc., has provided advances totaling $474,271 (December 31, 2021: $474,271). These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded an imputed interest charge of $46,226 and which was credited to additional paid-in capital for the year ended December 31, 2022. See additional related party transactions in Note 4 and 5.

Esteban Coaloa, who was owed $89,593 as part of the purchase of 2909 S. Catalina Street, Los Angeles, CA, passed away in 2017. Effectively, Mr. Coaloa is no longer an officer of the Company, therefore the loan is now payable to his family trust and is no longer a related party transaction.

NOTE 9- EQUITY

Common Stock-

In 2022-2021-

No stock was issued.

Preferred Stock-

In 2021-

One May 11, 2021, 10,000 shares of our Series 1 Preferred Stock were issued at $1.00 per share valued at $10,000 to one accredited investor.

In 2022-

One July 6, 2022, 10,000 shares of our Series 1 Preferred Stock were issued at $1.00 per share valued at $10,000 to one accredited investor.

NOTE 10- COMMITMENT AND CONTINGENCIES

Office Lease

During the year ended December 31, 2020, the Company released half of our office space back to the landlord on a month-to-month at our office in Beverly Hills, CA. The monthly rent reduced to $1,300 as of June 1, 2020. For the year ended December 31, 2022, we paid $15,964 for the year in rent compared to $15,600 for the year 2021.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operation.

NOTE 11–SUBSEQUENT EVENT

On January 1, 2023, we refinanced 2029 W. 41st Place with Belladonna Lily for $820,000 at 6% interest only and payable on December 31, 2029.

In February 2023, we did a 3 month loan extension with Center Street on 1733 W. 37th Place with a due date of June 22, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

During the company’s fiscal year ended December 31, 2022 and in the subsequent interim period through the date of appointment of M&K CPAs PLLC, the Company has not consulted with M&K CPAs PLLC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has M&K CPAs PLLC provided to our company a written report or oral advice that M&K CPAs PLLC concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue, other than in connection with carrying out the review procedures required under Appendix K of SEC Practice Section rules adopted by the Public Company Accounting Oversight Board (PCAOB). In addition, during such periods, our company has not consulted with M&K CPAs PLLC regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2022 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2022. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Material weaknesses identified:

●	The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

●	Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2022 assessment of the effectiveness of our internal control over financial reporting.

Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)
David Behrend	55	Chairman, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer

Tracy Black-Van Wier	48	Secretary and Vice President, Investor Relations

The persons named above have held their offices/positions since May 26, 2020 and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders. Effective May 26, 2020, Maurice Simone resigned as Secretary and was replaced by Tracy Black.

Mr. David Behrend, Chairman, President, Chief Executive Officer, and Chief Financial Officer

David Behrend is our Chairman, Chief Executive Officer, Chief Financial Officer has served in that capacity since March 5, 2015. Starting with his first real estate acquisition in 1997, Mr. Behrend has worked over the past 18 years as a portfolio real estate buyer and real estate agent and broker. From 1997 to 1998, Mr. Behrend was a California licensed real estate agent and, since 1998, Mr. Behrend has been a California licensed real estate broker. From 2013 to the present, he is a property manager with Camden Realty Group. Mr. Behrend has completed approximately 250 real estate transactions with commercial and residential properties and has acted as a principal and property manager on numerous properties. In 1989, Mr. Behrend graduated from the University of Witwatersrand in Johannesburg, South Africa with a degree in Business Commerce majoring in law, economics and accounting. In 1990, Mr. Behrend graduated from the University of Witwatersrand in Johannesburg, South Africa with an Honors degree in Business Economics majoring in Finance and Marketing.

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

Board of Directors

Our sole director holds office until the completion of his term of office, which is not longer than one year, or until his successor(s) have been elected. Our sole director’s term of office expires on March 31, 2027. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the year ended December 31, 2022 and 2021, compensation awarded to or paid to, or earned by, our Chief Executive Officer and other officers (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
David Behrend CEO, President, CFO and Director	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

	2022	70,989		-	-	-	-	-	70,989
Tracy Black Van Wier, Secretary& Vice President of Investor Relations	2021	62,033		-	-	-	-	-	62,033

We have no formal employment arrangement with Mr. Behrend. Mr. Behrend has not, and does not receive any compensation. Mr. Behrend’s compensation amounts will be formalized if his annual compensation ever exceeds $50,000.

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Except as set forth above none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2022 and 2021.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2022 the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of December 31, 2022 we had 26,237,125 shares of common stock outstanding, which are held by 76 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Jacaranda3 Investments, Inc. (1) 205 South Beverly Drive, Suite 205 Beverly Hills, CA 90212	25,000,000	95.28%

Common Stock	Tracy Black-Van Wier-Secretary 5/26/2020 - 12/31/2021 205 South Beverly Drive, Suite 205 Beverly Hills, CA 90212	76,625	0.29%

	All Officers and Directors as a Group (2 persons)	25,076,625	95.57%

(1)	David Behrend, the sole shareholder of Jacaranda3 Investments, Inc., has dispositive control over the shares. Since he will continue to control us, investors in our common or preferred offering will be unable to change the course of our operations. Thus, our shares lack the value normally attributable to voting rights. This could result in a reduction in value of the shares you own because of their ineffective voting power.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our promoters are Mr. Behrend, our chairman, president, chief executive officer, chief financial officer, and Mrs. Black- Van Wier is our secretary.

Our office and mailing address is 205 South Beverly Drive, Suite 205, Beverly Hills, CA 90212. On March 4, 2016, we entered into a written lease for 750 square feet of space for $2,200 per month at this location. Our lease is month-to—month going forward. As of January 1, 2020, our space rent was $2,450. Our current lease, which changed on June 1, 2020, is now 375 square feet of space on a month to month basis and is $1,300 per month. We have an excellent relationship with our landlord and do not expect to move in the near future. Jacaranda Investments, Inc., advanced us the first month’s prorated rent of $1,703 and $6,600 for the landlord’s security deposit. From April 1, 2015 to February 29, 2016, one of our minority shareholders provided us with office space at no cost to us and therefore we did not incur any rent expense. We estimate that the approximate value of the space he was providing to be $300 per month and there was no written lease agreement for our use of this space, which he provided to us on a month-to-month basis.

On March 5, 2015, we sold 25,000,000 shares of our common stock to David Behrend, our president, chief executive officer, chief financial officer, and sole director. These shares were issued in for $75,000 in cash or $0.003 per share. On April 30, 2015, David Behrend transferred all his shares to Jacaranda Investments, Inc., (“Jacaranda”) a corporation previously owned by him in exchange for shares in that corporation. Jacaranda has advanced us $485,000 for working capital.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firms, for the fiscal years ended December 31, 2022 and 2021:

M&K CPAS PLLC and Dale Matheson Carr-Hilton Labonte

	2022	2021

Audit Fees	$42,900	$44,250
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total Fees	$42,900	$44,250

The fees included above are for M&K CPAS PLLC during the years ended December 31, 2022 and 2021 relates to an estimate of the audit fees of the Company’s annual consolidated financial statements filed on Form 10-K for the year ended December 31, 2022.

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided for the fiscal years ended December 31, 2022 and 2021 in connection with statutory and regulatory filings or engagements.

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

