Form 10-Q
period 2023-03-31
Hubilu Venture Corp
filed 2023-06-09
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 5, 2023 the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 26,237,125.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current assets:
Cash	$88,481	$92,068
Total current assets	88,481	92,068

Property and equipment:
Land	11,800,304	11,800,304
Building and capital improvements	5,563,438	5,458,695
Property acquisition and financing	298,704	296,463
Less accumulated depreciation	(620,669)	(564,647)
Total property and equipment, net	17,041,777	16,990,815

Security deposits	6,783	6,783

Total assets	$17,137,041	$17,089,666

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Advanced rents received	$82,150	$-
Accrued interest	10,189	9,415
Security deposits payable	238,549	246,669
Due to related party, current maturities	474,271	474,271
Mortgages payable, current maturities	702,417	1,640,175
Dividends payable	159,912	153,514
Total current liabilities	1,667,488	2,524,044

Promissory notes, related parties	-	89,593
Mortgages payable	15,832,524	14,848,206
Preferred shares payable	520,400	520,400

Total liabilities	18,020,412	17,982,243

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,237,125 shares issued and outstanding	26,237	26,237
Additional paid-in capital	834,914	821,981
Accumulated deficit	(1,744,522)	(1,740,795)
Total stockholders’ equity (deficit)	(883,371)	(892,577)

Total liabilities and stockholders’ equity (deficit)	$17,137,041	$17,089,666

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Rental Income	$408,838	$389,937

Operating expenses:
General and administrative expenses:
Salaries and benefits	15,900	36,875
Utilities	17,400	14,426
Professional fees	18,800	250
Property taxes	41,546	61,232
Other general and administrative expenses	27,695	85,363
Total general and administrative expenses	121,341	198,146
Depreciation	56,022	49,227
Total operating expenses	177,363	247,373

Net operating income	231,475	142,564

Other income (expense):
Other income	-	29,800
Interest expense	(235,202)	(220,190)
Total other income (expense)	(235,202)	(190,390)

Net loss	$(3,727)	$(47,826)

Weighted average common shares outstanding - basic and diluted	26,237,125	26,237,125
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended March 31, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	26,237,125	$26,237	$821,981	$(1,740,795)	$(892,577)

Imputed interest	-	-	12,933	-	12,933

Net loss	-	-	-	(3,727)	(3,727)

Balance, March 31, 2023	26,237,125	$26,237	$834,914	$(1,744,522)	$(883,371)

	For the Three Months Ended March 31, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	26,237,125	$26,237	$775,755	$(1,626,509)	$(824,517)

Imputed interest	-	-	8,368	-	8,368

Net loss	-	-	-	(47,826)	(47,826)

Balance, March 31, 2022	26,237,125	$26,237	$784,123	$(1,674,335)	$(863,975)

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,727)	$(47,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56,022	49,227
Imputed interest	12,933	8,368
Cumulative preferred stock dividends payable	6,398	30
Decrease (increase) in current assets:
Security deposits	-	19,194
Increase (decrease) in current liabilities:
Accounts payable	-	3,680
Advanced rents received	82,150	-
Accrued expenses	774	-
Security deposits payable	(8,120)	-
Net cash used in operating activities	146,430	32,673

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(106,984)	(216,013)
Net cash used in investing activities	(106,984)	(216,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from mortgages payable	10,100	102,757
Repayments on mortgages payable	(53,133)	-
Net cash provided by (used in) financing activities	(43,033)	102,757

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,587)	(80,583)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92,068	203,738
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,481	$123,155

SUPPLEMENTAL INFORMATION:
Interest paid	$221,495	$189,293
Income taxes paid	$-	$63,707

Non-cash investing and financing transactions:
Acquisitions of assets financed through debt	$-	$2,720,078

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

Notes to the Consolidated Financial Statements

March 31, 2023

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

NOTE 2 – BASIS OF PRESENTATION AND ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements include the accounts of the Company and each of its wholly owned subsidiaries: Akebia Investments LLC, Zinnia Investments, LLC, Sunza Investments, LLC, Lantana Investments LLC, Elata Investments, LLC, Trilosa Investments, LLC, Kapok Investements, LLC, Boabab Investments, LLC and Mopane Investments, LLC. All intercompany transactions have been eliminated on consolidation.

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2023, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,744,522 and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. Management intends to focus on raising additional funds either by way of debt or equity issuances in order to continue operations. The Company cannot provide any assurance or guarantee that it will be able to obtain additional financing or generate revenues sufficient to maintain operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with Securities and Exchange Commission rules and regulations and generally accepted accounting principles in the United States of America (“US GAAP”) and in the opinion of management contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Reclassification

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

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 - PROPERTY ACQUISITIONS - Related Party

As of March 31, 2023, we have not acquired any additional properties since the year ended December 31, 2022.

On January 1, 2023 we refinanced 2029 W. 41st Place in Los Angeles. Terms of the refinance are as follows: (1) A first position note with payment on principal balance of $820,000 issued by the Property Owner, Boabab Investments, LLC, owing to lender, Belladonna Lily Investments, Inc., whose terms of payments due are interest only, on unpaid principal at the rate of 6% per annum. Interest only is payable in monthly installments of $4,100 or more starting on February 1, 2023 and continuing until the 31st day of December 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

In February 2023, we entered a three-month loan extension with Center Street Lending on 1733 W. 37th Place with a due date of June 22, 2023.

NOTE 5 - INVESTMENTS IN REAL ESTATE- Related party

The change in the real estate property investments for the three months ended March 31, 2023 and the year ended December 31, 2022 is as follows:

	Three months ended March 31, 2023	Year ended December 31, 2023

Balance, beginning of the period	$17,555,462	$14,255,927
Acquisitions:	-	2,739,632
Real estate investment property, at cost	17,555,462	16,995,559
Capital improvements	106,984	559,903
Balance, end of the period	$17,662,446	$17,555,462

The change in the accumulated depreciation for the nine months ended March 31, 2023 and 2022 is as follows:

	March 31, 2023	March 31, 2022
Balance, beginning of the period	$564,647	$356,036
Depreciation charge for the period	56,022	49,227
Balance, end of the period	$620,669	$405,263

The Company’s real estate investments as of March 31, 2023 is summarized as follows:

	Initial Cost to the Company		Capital	Accumulated		Security	Closing
	Land	Building	Improvements	Depreciation	Encumbrances	Deposits	Costs
3711 South Western Ave	$508,571	$383,716	$56,313	$105,406	$643,585	$15,004	-
2909 South Catalina	565,839	344,856	17,381	91,237	523,590	14,400	-
3910 Wisconsin Ave	337,500	150,000	88,833	37,297	688,514	16,000	28,444
3910 Walton Ave	318,098	191,902	104,411	37,494	536,798	11,000	-
1557 West 29th	496,609	146,891	24,286	26,124	602,388	4,900	14,251
1267 West 38th Street	420,210	180,090	21,611	31,270	603,624	11,000	15,701
1618 West 38th	508,298	127,074	14,732	15,900	632,851	12,000	-
4016 Dalton Avenue	424,005	106,001	53,540	18,922	607,515	4,530	27,678
1981 West Estrella Avenue	651,659	162,915	72,501	26,165	895,510	-	21,981
2115 Portland Street	753,840	188,460	5,063	21,510	909,315	8,125	-
717 West 42nd Place	376,800	94,200	-	21,102	471,035	1,350	-
3906 Denker Street	428,000	107,000	60,210	16,046	584,710	8,500	-
3408 S Budlong Street	499,200	124,800	55,298	15,078	726,902	9,840	-
3912 S. Hill Street	483,750	161,250	144,475	26,027	653,256	-	-
4009 Brighton Avenue	442,700	158,300	173,503	15,292	717,152	2,500	13,040
3908 Denker Avenue	534,400	158,300	99,289	13,062	628,069	4,500	20,243
4021 Halldale Avenue	487,500	162,500	45,188	10,382	761,554	18,000	37,234
1284 W. 38th Street	551,250	183,750	-	11,179	833,868	12,000	16,623
4505 Orchard Avenue	506,250	145,776	179,118	16,397	645,649	18,000	27,037
3777 Ruthelen Street	559,200	139,800	26,057	10,030	708,135	13,900	11,019
3791 Normandie Avenue	480,000	160,000	7,000	11,846	763,448	12,000	27,394
2029 W. 41st Place	540,000	180,000	135,605	22,904	820,000	19,000	15,742
4517 Orchard Avenue	453,750	151,250	100,401	13,570	635,023	10,000	8,853
1733 W. 37th Street	472,875	157,625	12,167	6,429	667,450	12,000	13,464
	$11,800,304	$4,066,456	$1,496,982	$620,669	$16,259,941	$238,549	$298,704

NOTE 6 – ADVANCED RENTS RECEIVED

The Company received $82,150 of rents in advance as of March 31, 2023. There was no rental income received in advance as of December 31, 2022.

NOTE 7 - PROPERTY INDEBTEDNESS

The Company’s mortgages are summarized as follows:

	Principal balance
	March 31, 2023	December 31, 2022	Interest rate	Maturity date
3711 South Western Ave	$643,585	$643,585	5.00%	December 1, 2029
2909 South Catalina Street	433,997	436,939	3.10%	August 12, 2046
-Second Note	89,593	-	6.00%	June 20, 2029
3910 Walton Ave.	536,798	539,547	5.00%	August 01, 2049
3910 Wisconsin Street	688,515	691,349	5.225%	March 1, 2052
1557 West 29 Street	602,388	605,129	4.975%	June 1, 2051
1267 West 38 Street	603,624	606,053	4.95%	June 1, 2051
4016 Dalton Avenue	607,515	609,959	4.975%	June 1, 2051
1618 West 38 Street
- First Note	482,851	484,883	6.30%	January 1, 2050
- Second Note	150,000	150,000	6.00%	December 10, 2023
1981 Estrella Ave	895,510	899,278	5.225%	June 1, 2051
717 West 42 Place
- First Note	336,067	336,267	6.85%	October 31, 2025
- Second Note	134,968	134,968	6.85%	April 30, 2029
2115 Portland Street
- First Note	589,539	591,836	6.00%	June 1, 2049
-Second Note	319,776	319,776	5.00%	April 30, 2024
3906 Denker
-First Note	399,709	401,181	6.00%	March 1, 2050
-Second Note	185,000	185,000	6.85%	February 14, 2025
3408 Budlong
-First Note	606,902	609,626	4.875%	December 1, 2051
-Second Note	120,000	120,000	5.00%	November 1, 2029
3912 S. Hill Street
-First Note	501,255	503,094	6.425%	December 1, 2050
- Second Note	152,000	152,000	6.425%	November 1, 2026
4009 Brighton Avenue	717,152	720,010	4.875%	November 1, 2051
3908 Denker Avenue	628,069	630,515	4.975%	December 1, 2051
4021 Halldale Avenue	761,555	766,071	6.75%	October 1, 2052
1284 W. 38th Street
-First Note	645,868	648,605	4.625%	March 1, 2052
-Second Note	188,000	188,000	5.25%	June 20, 2029
4505 Orchard Avenue	645,649	648,282	5.00%	October 1, 2029
3777 Ruthelen Street	708,135	711,326	4.625%	March 1, 2052
3791 S. Normandie Avenue
- First Note	613,448	615,682	5.225%	April 1, 2052
-Second Note	150,000	150,000	5.00%	January 4, 2029
2029 W. 41st Place	820,000	809,900	6.00%	December 31, 2029
4517 Orchard Avenue
-First Note	477,023	479,070	5.225%	April 1, 2052
-Second Note	158,000	158,000	5.00%	March 1, 2029
1733 W. 37th Place
-First Note	567,450	567,450	7.5%	June 22, 2023
-Second Note	100,000	100,000	6.00%	May 1, 2029

Hubilu General Loan	275,000	275,000	6.00%	On Demand

	$16,534,941	$16,488,381
Less: current maturities	702,417	1,640,175
Mortgages payable	$15,832,524	$14,848,206

NOTE 8 – PROMISSORY NOTES PAYABLE-Related Party

Esteban Coaloa, who was owed $89,593 as part of the purchase of 2909 S. Catalina Street, Los Angeles, CA, passed away in 2017. Effectively, Mr. Coaloa is no longer an officer of the Company, therefore the loan is now payable to his family trust and is no longer a related party transaction. The promissory notes, related parties balance as of December 31, 2022 was $89,593, which was reclassified and added to the mortgages payable amount during the first quarter of 2023. As of March 31, 2023, there were no other promissory notes held by related parties.

NOTE 9 –RELATED PARTY TRANSACTIONS

As of March 31, 2023, Jacaranda Investments, Inc., has provided advances totaling $474,271 (December 31, 2022: $474,271). These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded an imputed interest charge of $12,933 and which was credited to additional paid-in capital for the three months ended March 31, 2023. See additional related party transactions in Note 4 and 5.

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

	# of Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2022	520,400	$520,400	$153,514	$673,914
Dividends accrued	-	-	6,398	6,398
Balance, March 31, 2023	520,400	$520,400	$159,912	$680,312

NOTE 11 – CONTINGENCY/LEGAL

As of March 31, 2023, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 12 - SUBSEQUENT EVENTS

We have evaluated subsequent events from the balance sheet date through March 31, 2023, the date at which the financial statements were issued, and determined that there were no items that require adjustment to or disclosure in the financial statements.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2023 and 2022, respectively. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended March 31, 2023 and 2022, respectively, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended March 31, 2023, compared to the three months ended March 31, 2022

Revenues. Our revenues increased $18,901 to $408,838 for the three months ended March 31, 2023, compared to $389,937 for the comparable period in 2022. The increase is due to additional property acquisitions.

Operating expenses. In total, operating expenses decreased $70,010 to $177,363 for the three months ended March 31, 2023, compared to $247,373 for the comparable period in 2022.

General and administrative expenses decreased $76,805 to $121,341 for the three months ended March 31, 2023, compared to $198,146 for the comparable period in 2022.

Depreciation expense increased $6,795 to $56,022 for the three months ended March 31, 2023, compared to $49,277 for the comparable period in 2022.

Property tax expense decreased $19,686 to $41,546 for the three months ended March 31, 2023, compared to $61,232 for the comparable period in 2022. The decrease is due to the timing of payments.

Salaries and benefits expense decreased $20,975 to $15,900 for the three months ended March 31, 2023, compared to $36,875 for the comparable period in 2022.

Utilities expense increased $2,974 to $17,400 for the three months ended March 31, 2023, compared to $14,426 for the comparable period in 2022. The increase is due to the acquisition of additional properties in this period.

Professional fees expense increased $18,550 to $18,800 for the three months ended March 31, 2023, compared to $250 for the comparable period in 2022.

Interest expense increased $15,012 to $235,202 for the three months ended March 31, 2023, compared to $220,190, for the comparable period in 2022. The increase is due to the acquisition of more properties.

Net Loss. Our net loss decreased $44,099 to $3,727 of net loss for the three months ended March 31, 2023, compared to $47,826 of net loss for the comparable period in 2022. The decrease is attributable to the revenue and expenses discussed above.

Liquidity and Capital Resources. For the three months ended March 31, 2023, we did not borrow any money from our majority shareholder. Since 2015, Jacaranda Investments, Inc., provided us with $492,500 in related party advances. We have not been advanced any more money since 2018. Jacaranda Investments, Inc. has agreed not to seek repayment of its advances until we are financially able to repay them. In 2021, $18,229 was repaid to Jacaranda Investments, Inc. leaving the balance at $474,271. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $17,137,041 as of March 31, 2023, consisting of $11,800,304 in real estate, building and capital improvements of $5,563,438, $298,704 in property acquisition and financing, net of $620,669 in depreciation, $88,481in cash and $6,783 in security deposits.

Our total liabilities are $18,020,412 as of March 31, 2023.

Our total stockholders’ deficit is $883,371 as of March 31, 2023.

Our net cash provided by operations was $146,430 for the three months ended March 31, 2023.

Our investing activities used a total of $106,984 for the three months ended March 31, 2023.

We had $43,033 in cash used in financing activities for the three months ended March 31, 2023.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of March 31, 2023.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended $106,984 in capital and building improvements during the three months ended March 31, 2023.

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

(b) Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2023, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

June 8, 2023	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

