Form 10-Q
period 2023-06-30
Hubilu Venture Corp
filed 2023-08-09
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 10, 2023 the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 26,237,125.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash	$31,592	$92,068
Total current assets	31,592	92,068

Property and equipment:
Land	11,800,304	11,800,304
Building and capital improvements	5,678,888	5,458,695
Property acquisition and financing	298,704	296,463
Less: accumulated depreciation	(677,651)	(564,647)
Total property and equipment, net	17,100,245	16,990,815

Security deposits	6,783	6,783

Total assets	$17,138,620	$17,089,666

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Advanced rents received	$14,375	$-
Accrued interest	10,962	9,415
Security deposits payable	275,679	246,669
Due to related party, current maturities	474,271	474,271
Mortgages payable, current maturities	567,450	1,640,175
Dividends payable	166,381	153,514
Total current liabilities	1,509,118	2,524,044

Promissory notes, related parties	-	89,593
Mortgages payable	15,977,758	14,848,206
Preferred shares payable	520,400	520,400

Total liabilities	18,007,276	17,982,243

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,237,125 shares issued and outstanding	26,237	26,237
Additional paid-in capital	847,990	821,981
Accumulated deficit	(1,742,883)	(1,740,795)
Total stockholders’ equity (deficit)	(868,656)	(892,577)

Total liabilities and stockholders’ equity (deficit)	$17,138,620	$17,089,666

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Rental Income	$426,098	$393,803	$834,936	$783,740

Operating expenses:
General and administrative expenses:
Salaries and benefits	15,700	12,500	31,600	49,375
Utilities	8,485	18,159	25,885	32,585
Professional fees	35,756	41,997	54,556	42,247
Property taxes	49,815	43,959	91,361	105,191
Other general and administrative expenses	21,724	31,498	49,419	116,861
Total general and administrative expenses	131,480	148,113	252,821	346,259
Depreciation	56,982	50,287	113,004	99,514
Total operating expenses	188,462	198,400	365,825	445,773

Net operating income	237,636	195,403	469,111	337,967

Other income (expense):
Other income	-	-	-	29,800
Interest expense	(235,997)	(227,445)	(471,199)	(447,635)
Total other income (expense)	(235,997)	(227,445)	(471,199)	(417,835)

Net income (loss)	$1,639	$(32,042)	$(2,088)	$(79,868)

Weighted average common shares outstanding - basic	26,237,125	26,237,125	26,237,125	26,237,125
Net income (loss) per common share - basic	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - diluted	26,346,409	26,237,125	26,237,125	26,237,125
Net income (loss) per common share - diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2023	26,237,125	$26,237	$834,914	$(1,744,522)	$(883,371)

Imputed interest	-	-	13,076	-	13,076

Net income	-	-	-	1,639	1,639

Balance, June 30, 2023	26,237,125	$26,237	$847,990	$(1,742,883)	$(868,656)

	For the Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2022	26,237,125	$26,237	$784,123	$(1,674,335)	$(863,975)

Imputed interest	-	-	8,095	-	8,095

Net loss	-	-	-	(32,042)	(32,042)

Balance, June 30, 2022	26,237,125	$26,237	$792,218	$(1,706,377)	$(887,922)

	For the Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	26,237,125	$26,237	$821,981	$(1,740,795)	$(892,577)

Imputed interest	-	-	26,009	-	26,009

Net loss	-	-	-	(2,088)	(2,088)

Balance, June 30, 2023	26,237,125	$26,237	$847,990	$(1,742,883)	$(868,656)

	For the Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	26,237,125	$26,237	$775,755	$(1,626,509)	$(824,517)

Imputed interest	-	-	16,463	-	16,463

Net loss	-	-	-	(79,868)	(79,868)

Balance, June 30, 2022	26,237,125	$26,237	$792,218	$(1,706,377)	$(887,922)

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,088)	$(79,868)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	113,004	99,514
Imputed interest	26,009	16,463
Cumulative preferred stock dividends payable	12,867	33,004
Increase (decrease) in current liabilities:
Accounts payable	-	(2,373)
Advanced rents received	14,375	-
Accrued expenses	1,547	7,835
Security deposits payable	29,010	62,505
Net cash provided by operating activities	194,724	137,080

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(222,434)	(332,460)
Net cash used in investing activities	(222,434)	(332,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from mortgages payable	102,100	603,100
Repayments on mortgages payable	(134,866)	(370,387)
Net cash provided by (used in) financing activities	(32,766)	232,713

NET CHANGE IN CASH AND CASH EQUIVALENTS	(60,476)	37,333
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92,068	203,738
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,592	$241,071

SUPPLEMENTAL INFORMATION:
Interest paid	$443,643	$423,337
Income taxes paid	$-	$63,707

Non-cash investing and financing transactions:
Acquisitions of assets financed through debt	$-	$2,720,393

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

Notes to the Consolidated Financial Statements

June 30, 2023

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

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2023, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,742,883 and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. Management intends to focus on raising additional funds either by way of debt or equity issuances in order to continue operations. The Company cannot provide any assurance or guarantee that it will be able to obtain additional financing or generate revenues sufficient to maintain operations.

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

NOTE 4 - PROPERTY ACQUISITIONS - Related Party

As of June 30, 2023, we have not acquired any additional properties since the year ended December 31, 2022.

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

In February 2023, we entered a three-month loan extension with Center Street Lending on 1733 W. 37th Place with a due date of June 22, 2023. In June, we extended our loan again to September 22, 2023.

NOTE 5 - INVESTMENTS IN REAL ESTATE- Related party

The change in the real estate property investments for the six months ended June 30, 2023 and the year ended December 31, 2022 is as follows:

	Six months ended June 30, 2023	Year ended December 31, 2022

Balance, beginning of the period	$17,555,462	$14,255,927
Acquisitions:	-	2,739,632
Real estate investment property, at cost	17,662,446	16,995,559
Capital improvements	222,434	559,903
Balance, end of the period	$17,777,896	$17,555,462

The change in the accumulated depreciation for the six months ended June 30, 2023 and 2022 is as follows:

	June 30, 2023	June 30, 2022
Balance, beginning of the period	$564,647	$356,036
Depreciation charge for the period	113,004	99,514
Balance, end of the period	$677,651	$455,550

The Company’s real estate investments as of June 30, 2023 is summarized as follows:

	Land	Building
	Initial Cost to the Company		Capital	Accumulated		Security	Closing
	Land	Building	Improvements	Depreciation	Encumbrances	Deposits	Costs
3711 South Western Ave	$508,571	$383,716	$76,763	$109,592	$643,585	$20,984	-
2909 South Catalina	565,839	344,856	17,381	94,530	580,752	14,400	-
3910 Wisconsin Ave	337,500	150,000	88,833	39,727	685,644	16,000	28,444
3910 Walton Ave	318,098	191,902	115,571	40,289	534,316	11,000	-
1557 West 29th	496,609	146,891	24,286	27,810	599,612	-	14,251
1267 West 38th Street	420,210	180,090	31,421	33,336	601,165	11,000	15,701
1618 West 38th	508,298	127,074	14,732	17,189	631,090	12,000	-
4016 Dalton Avenue	424,005	106,001	66,217	20,739	605,040	5,580	27,678
1981 West Estrella Avenue	651,659	162,915	72,501	28,505	891,693	17,000	21,981
2115 Portland Street	753,840	188,460	5,063	23,269	906,983	8,125	-
717 West 42nd Place	376,800	94,200	-	21,958	470,735	1,350	-
3906 Denker Street	428,000	107,000	60,210	17,566	583,485	8,500	-
3408 S Budlong Street	499,200	124,800	55,298	16,715	724,144	9,840	-
3912 S. Hill Street	483,750	161,250	188,535	29,207	651,589	18,000	-
4009 Brighton Avenue	442,700	158,300	174,763	18,438	714,259	2,500	13,040
3908 Denker Avenue	534,400	158,300	112,002	15,703	625,593	4,500	20,243
4021 Halldale Avenue	487,500	162,500	45,188	12,609	759,442	18,000	37,234
1284 W. 38th Street	551,250	183,750	-	13,001	831,200	12,000	16,623
4505 Orchard Avenue	506,250	145,776	180,963	19,523	642,986	18,000	27,037
3777 Ruthelen Street	559,200	139,800	26,857	11,645	705,011	13,900	11,019
3791 Normandie Avenue	480,000	160,000	7,000	14,340	761,184	12,000	27,394
2029 W. 41st Place	540,000	180,000	135,605	27,673	820,000	19,000	15,742
4517 Orchard Avenue	453,750	151,250	100,401	16,472	633,250	10,000	8,853
1733 W. 37th Street	472,875	157,625	12,842	7,815	667,450	12,000	13,464
	$11,800,304	$4,066,456	$1,612,433	$677,651	$16,270,208	$275,679	$298,704

NOTE 6 – ADVANCED RENTS RECEIVED

The Company received $14,375 of rents in advance as of June 30, 2023. There was no rental income received in advance as of December 31, 2022.

NOTE 7 - PROPERTY INDEBTEDNESS

The Company’s mortgages are summarized as follows:

	Principal balance
	June 30, 2023	December 31, 2022	Interest rate	Maturity date
3711 South Western Ave	$643,585	$643,585	5.00%	December 1, 2029
2909 South Catalina Street	491,159	436,939	3.10%	August 12, 2046
-Second Note	89,593	-	6.00%	June 20, 2029
3910 Walton Ave.	534,316	539,547	5.00%	August 01, 2049
3910 Wisconsin Street	685,644	691,349	5.225%	March 1, 2052
1557 West 29 Street	599,612	605,129	4.975%	June 1, 2051
1267 West 38 Street	601,165	606,053	4.95%	June 1, 2051
4016 Dalton Avenue	605,040	609,959	4.975%	June 1, 2051
1618 West 38 Street
- First Note	481,090	484,883	6.30%	January 1, 2050
- Second Note	150,000	150,000	6.00%	December 10, 2023
1981 Estrella Ave	891,693	899,278	5.225%	June 1, 2051
717 West 42 Place
- First Note	335,767	336,267	6.85%	October 31, 2025
- Second Note	134,968	134,968	6.85%	April 30, 2029
2115 Portland Street
- First Note	587,207	591,836	6.00%	June 1, 2049
-Second Note	319,776	319,776	5.00%	April 30, 2024
3906 Denker
-First Note	398,485	401,181	6.00%	March 1, 2050
-Second Note	185,000	185,000	6.85%	February 14, 2025
3408 Budlong
-First Note	604,144	609,626	4.875%	December 1, 2051
-Second Note	120,000	120,000	5.00%	November 1, 2029
3912 S. Hill Street
-First Note	499,589	503,094	6.425%	December 1, 2050
- Second Note	152,000	152,000	6.425%	November 1, 2026
4009 Brighton Avenue	714,259	720,010	4.875%	November 1, 2051
3908 Denker Avenue	625,593	630,515	4.975%	December 1, 2051
4021 Halldale Avenue	759,442	766,071	6.75%	October 1, 2052
1284 W. 38th Street
-First Note	643,200	648,605	4.625%	March 1, 2052
-Second Note	188,000	188,000	5.25%	June 20, 2029
4505 Orchard Avenue	642,986	648,282	5.00%	October 1, 2029
3777 Ruthelen Street	705,011	711,326	4.625%	March 1, 2052
3791 S. Normandie Avenue
- First Note	611,184	615,682	5.225%	April 1, 2052
-Second Note	150,000	150,000	5.00%	January 4, 2029
2029 W. 41st Place	820,000	809,900	6.00%	December 31, 2029
4517 Orchard Avenue
-First Note	475,250	479,070	5.225%	April 1, 2052
-Second Note	158,000	158,000	5.00%	March 1, 2029
1733 W. 37th Place
-First Note	567,450	567,450	7.5%	September 22, 2023
-Second Note	100,000	100,000	6.00%	May 1, 2029

Hubilu General Loan	275,000	275,000	6.00%	On Demand

	$16,545,208	$16,488,381
Less: current maturities	567,450	1,640,175
Mortgages payable	$15,977,758	$14,848,206

NOTE 8 – PROMISSORY NOTES PAYABLE-Related Party

Esteban Coaloa, who was owed $89,593 as part of the purchase of 2909 S. Catalina Street, Los Angeles, CA, passed away in 2017. Effectively, Mr. Coaloa is no longer an officer of the Company, therefore the loan is now payable to his family trust and is no longer a related party transaction. The promissory notes, related parties balance as of December 31, 2022 was $89,593, which was reclassified and added to the mortgages payable amount during the first quarter of 2023. As of June 30, 2023, there were no other promissory notes held by related parties.

NOTE 9 –RELATED PARTY TRANSACTIONS

As of June 30, 2023, Jacaranda Investments, Inc., has provided advances totaling $474,271 (December 31, 2022: $474,271). These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded an imputed interest charge of $26,009 and which was credited to additional paid-in capital for the six months ended June 30, 2023. See additional related party transactions in Note 4 and 5.

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

	# of Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2022	520,400	$520,400	$153,514	$673,914
Dividends accrued	-	-	12,867	12,867
Balance, June 30, 2023	520,400	$520,400	$166,381	$686,781

NOTE 11 – CONTINGENCY/LEGAL

As of June 30, 2023, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 12 - SUBSEQUENT EVENTS

We have evaluated subsequent events from the balance sheet date through June 30, 2023, the date at which the financial statements were issued, and determined that there were no items that require adjustment to or disclosure in the financial statements.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2023 and 2022, respectively. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2023 and 2022, respectively, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended June 30, 2023, compared to the three months ended June 30, 2022

Revenues. Our revenues increased $32,295 to $426,098 for the three months ended June 30, 2023, compared to $393,803 for the comparable period in 2022. The increase is due to additional property acquisitions.

Operating expenses. In total, operating expenses decreased $9,938 to $188,462 for the three months ended June 30, 2023, compared to $198,400 for the comparable period in 2022.

General and administrative expenses decreased $16,633 to $131,480 for the three months ended June 30, 2023, compared to $148,113 for the comparable period in 2022.

Depreciation expense increased $6,695 to $56,982 for the three months ended June 30, 2023, compared to $50,287 for the comparable period in 2022.

Property tax expense increased $5,856 to $49,815 for the three months ended June 30, 2023, compared to $43,959 for the comparable period in 2022.

Salaries and benefits expense increased $3,200 to $15,700 for the three months ended June 30, 2023, compared to $12,500 for the comparable period in 2022.

Utilities expense decreased $9,674 to $8,485 for the three months ended June 30, 2023, compared to $18,159 for the comparable period in 2022.

Professional fees expense decreased $6,241 to $35,756 for the three months ended June 30, 2023, compared to $41,997 for the comparable period in 2022.

Interest expense increased $8,552 to $235,997 for the three months ended June 30, 2023, compared to $227,445 for the comparable period in 2022. The increase is due to the acquisition of more properties.

Net Loss. Our net loss increased $33,681 to $1,639 of net income for the three months ended June 30, 2023, compared to $32,042 of net loss for the comparable period in 2022. The decrease is attributable to the revenue and expenses discussed above.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Revenues. Our revenues increased $51,196 to $834,936 for the six months ended June 30, 2023, compared to $783,740 for the comparable period in 2022. The increase is due to additional property acquisitions.

Operating expenses. In total, operating expenses decreased $79,948 to $365,825 for the six months ended June 30, 2023, compared to $445,773 for the comparable period in 2022.

General and administrative expenses decreased $93,438 to $252,821 for the six months ended June 30, 2023, compared to $346,259 for the comparable period in 2022.

Depreciation expense increased $13,490 to $113,004 for the six months ended June 30, 2023, compared to $99,514 for the comparable period in 2022.

Property tax expense decreased $13,830 to $91,361 for the six months ended June 30, 2023, compared to $105,191 for the comparable period in 2022. The decrease is due to the timing of payments.

Salaries and benefits expense decreased $17,775 to $31,600 for the six months ended June 30, compared to $49,375 for the comparable period in 2022.

Utilities expense decreased $6,700 to $25,885 for the six months ended June 30, 2023, compared to $32,585 for the comparable period in 2022.

Professional fees expense increased $12,309 to $54,556 for the six months ended June 30, 2023, compared to $42,247 for the comparable period in 2022.

Mortgage Interest expense increased $23,564 to $471,199 for the three months ended June 30, 2023, compared to $447,635, for the comparable period in 2022. The increase is due to the acquisition of more properties.

Net Loss. Our net loss decreased $77,780 to $2,088 of net loss for the six months ended June 30, 2023, compared to $79,868 of net loss for the comparable period in 2022. The decrease is attributable to the revenue and expenses discussed above.

Liquidity and Capital Resources. For the six months ended June 30, 2023, we did not borrow any money from our majority shareholder. Since 2015, Jacaranda Investments, Inc., provided us with $492,500 in related party advances. We have not been advanced any more money since 2018. Jacaranda Investments, Inc. has agreed not to seek repayment of its advances until we are financially able to repay them. In 2021, $18,229 was repaid to Jacaranda Investments, Inc. leaving the balance at $474,271. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $17,138,620, as of June 30, 2023, consisting of $11,800,304 in real estate, building and capital improvements of $5,678,888, $298,704 in property acquisition and financing, net of $677,651 in depreciation, $31,592 in cash and $6,783 in security deposits.

Our total liabilities are $18,007,276 as of June 30, 2023.

Our total stockholders’ deficit is $868,656 as of June 30, 2023.

Our net cash provided by operations was $194,724 for the six months ended June 30, 2023.

Our investing activities used a total of $222,434 for the six months ended June 30, 2023.

We had $32,766 in cash used in financing activities for the six months ended June 30, 2023.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of June 30, 2023.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended $222,434 in capital and building improvements during the six months ended June 30, 2023.

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

(b) Changes in Internal Controls over Financial Reporting

During the six-month period ended June 30, 2023, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

July 31, 2023	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

