Form 10-Q
period 2023-09-30
Hubilu Venture Corp
filed 2023-11-08
CIK 1639068

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 8, 2023 the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 26,237,125.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$17,506	$92,068
Total current assets	17,506	92,068

Property and equipment:
Land	11,800,304	11,800,304
Building and capital improvements	5,785,007	5,458,695
Property acquisition and financing	298,704	296,463
Less: accumulated depreciation	(735,426)	(564,647)
Total property and equipment, net	17,148,589	16,990,815

Security deposits	6,600	6,783

Total assets	$17,172,695	$17,089,666

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$10,987	$-
Advanced rents received	5,087	-
Accrued interest	14,792	9,415
Security deposits payable	269,819	246,669
Due to related party, current maturities	474,271	474,271
Mortgages payable, current maturities	890,077	604,744
Dividends payable	172,922	153,514
Total current liabilities	1,837,955	1,488,613

Promissory notes, related parties	-	89,593
Mortgages payable	15,607,736	15,883,637
Preferred shares payable	520,400	520,400

Total liabilities	17,966,091	17,982,243

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,237,125 shares issued and outstanding	26,237	26,237
Additional paid-in capital	861,210	821,981
Accumulated deficit	(1,680,843)	(1,740,795)
Total stockholders’ equity (deficit)	(793,396)	(892,577)

Total liabilities and stockholders’ equity (deficit)	$17,172,695	$17,089,666

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Rental Income	$473,105	$358,146	$1,308,041	$1,141,886

Operating expenses:
General and administrative expenses:
Salaries and benefits	17,200	15,100	48,800	64,475
Utilities	10,003	16,080	35,888	48,665
Professional fees	13,476	10,769	68,032	53,016
Property taxes	43,752	41,060	135,113	146,251
Other general and administrative expenses	26,228	19,655	75,647	136,516
Total general and administrative expenses	110,659	102,664	363,480	448,923
Depreciation	57,775	54,047	170,779	153,561
Total operating expenses	168,434	156,711	534,259	602,484

Net operating income	304,671	201,435	773,782	539,402

Other income (expense):
Other income	-	-	-	29,800
Interest expense	(242,631)	(243,698)	(713,830)	(691,333)
Total other income (expense)	(242,631)	(243,698)	(713,830)	(661,533)

Net income (loss)	$62,040	$(42,263)	$59,952	$(122,131)

Weighted average common shares outstanding - basic	26,237,125	26,237,125	26,237,125	26,237,125
Net income (loss) per common share - basic	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding - diluted	26,268,349	26,237,125	26,268,349	26,237,125
Net income (loss) per common share - diluted	$0.00	$(0.00)	$0.00	$(0.00)

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2023	26,237,125	$26,237	$847,990	$(1,742,883)	$(868,656)

Imputed interest	-	-	13,220	-	13,220

Net income	-	-	-	62,040	62,040

Balance, September 30, 2023	26,237,125	$26,237	$861,210	$(1,680,843)	$(793,396)

	For the Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2022	26,237,125	$26,237	$792,218	$(1,706,377)	$(887,922)

Imputed interest	-	-	16,816	-	16,816

Net loss	-	-	-	(42,263)	(42,263)

Balance, September 30, 2022	26,237,125	$26,237	$809,034	$(1,748,640)	$(913,369)

	For the Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	26,237,125	$26,237	$821,981	$(1,740,795)	$(892,577)

Imputed interest	-	-	39,229	-	39,229

Net loss	-	-	-	59,952	59,952

Balance, September 30, 2023	26,237,125	$26,237	$861,210	$(1,680,843)	$(793,396)

	For the Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	26,237,125	$26,237	$775,755	$(1,626,509)	$(824,517)

Imputed interest	-	-	33,279	-	33,279

Net loss	-	-	-	(122,131)	(122,131)

Balance, September 30, 2022	26,237,125	$26,237	$809,034	$(1,748,640)	$(913,369)

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$59,952	$(122,131)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	170,779	153,561
Imputed interest	39,229	33,004
Cumulative preferred stock dividends payable	19,408	33,279
Decrease (increase) in current assets:
Security deposits	183	-
Increase (decrease) in current liabilities:
Accounts payable	10,987	179
Advanced rents received	5,087	-
Accrued expenses	5,377	18,222
Security deposits payable	23,150	63,437
Net cash provided by operating activities	334,152	179,551

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(328,553)	(449,026)
Net cash used in investing activities	(328,553)	(449,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from mortgages payable	102,100	633,195
Repayments on mortgages payable	(182,261)	(539,637)
Proceeds received from the sale of preferred stock	-	10,000
Net cash provided by (used in) financing activities	(80,161)	103,558

NET CHANGE IN CASH AND CASH EQUIVALENTS	(74,562)	(165,917)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92,068	203,738
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,506	$37,821

SUPPLEMENTAL INFORMATION:
Interest paid	$669,224	$639,863
Income taxes paid	$-	$63,707

Non-cash investing and financing transactions:
Acquisitions of assets financed through debt	$-	$2,739,632

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

Notes to the Consolidated Financial Statements

September 30, 2023

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

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2023, the Company had not yet achieved profitable operations, had an accumulated deficit of $1,680,843 and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. Management intends to focus on raising additional funds either by way of debt or equity issuances in order to continue operations. The Company cannot provide any assurance or guarantee that it will be able to obtain additional financing or generate revenues sufficient to maintain operations.

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

NOTE 4 - PROPERTY ACQUISITIONS - Related Party

As of September 30, 2023, we have not acquired any additional properties since the year ended December 31, 2022.

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

In February 2023, we entered a three-month loan extension with Center Street Lending on 1733 W. 37th Place with a due date of June 22, 2023. In June, we extended our loan to September 22, 2023. In October, we extended our loan again to December 20, 2023 with a new interest rate of 10.24%.

NOTE 5 - INVESTMENTS IN REAL ESTATE- Related party

The change in the real estate property investments for the nine months ended September 30, 2023 and the year ended December 31, 2022 is as follows:

SUMMARY OF CHANGES IN REAL ESTATE PROPERTY INVESTMENTS

	Nine months ended September 30, 2023	Year ended December 31, 2022

Balance, beginning of the period	$17,555,462	$14,255,927
Acquisitions:	-	2,739,632
Real estate investment property, at cost	17,555,462	16,995,559
Capital improvements	328,553	559,903
Balance, end of the period	$17,884,015	$17,555,462

The change in the accumulated depreciation for the nine months ended September 30, 2023 and 2022 is as follows:

SCHEDULE OF CHANGES IN ACCUMULATED DEPRECIATION

	September 30, 2023	September 30, 2022
Balance, beginning of the period	$564,647	$356,036
Depreciation charge for the period	170,779	153,561
Balance, end of the period	$735,426	$509,597

The Company’s real estate investments as of September 30, 2023 is summarized as follows:

SCHEDULE OF REAL ESTATE INVESTMENT

	Initial Cost to the Company		Capital	Accumulated		Security	Closing
	Land	Building	Improvement	Depreciation	Encumbrances	Deposits	Costs
3711 South Western Ave	$508,571	$383,716	$86,853	$113,871	$643,585	$18,194	-
2909 South Catalina	565,839	344,856	17,381	97,823	518,554	14,400	-
3910 Wisconsin Ave	337,500	150,000	88,833	42,157	682,735	16,000	28,444
3910 Walton Ave	318,098	191,902	130,991	43,224	531,803	11,000	-
1557 West 29th	496,609	146,891	50,522	29,496	596,801	7,500	14,251
1267 West 38th Street	420,210	180,090	43,816	35,514	598,675	11,000	15,701
1618 West 38th	508,298	127,074	14,732	18,478	629,300	12,000	-
4016 Dalton Avenue	424,005	106,001	66,217	22,589	602,534	7,350	27,678
1981 West Estrella Avenue	651,659	162,915	72,501	30,888	887,826	17,000	21,981
2115 Portland Street	753,840	188,460	5,063	25,028	904,617	8,125	-
717 West 42nd Place	376,800	94,200	-	22,814	470,435	1,350	-
3906 Denker Street	428,000	107,000	60,210	19,086	581,699	8,500	-
3408 S Budlong Street	499,200	124,800	55,298	18,352	721,352	-	-
3912 S. Hill Street	483,750	161,250	195,525	32,450	649,895	18,000	-
4009 Brighton Avenue	442,700	158,300	176,113	21,597	711,331	-	13,040
3908 Denker Avenue	534,400	158,300	123,922	18,453	623,086	4,500	20,243
4021 Halldale Avenue	487,500	162,500	45,189	14,836	757,294	18,000	37,234
1284 W. 38th Street	551,250	183,750	1,663	14,838	828,301	12,000	16,623
4505 Orchard Avenue	506,250	145,776	189,293	22,739	640,292	18,000	27,037
3777 Ruthelen Street	559,200	139,800	31,927	13,306	702,053	13,900	11,019
3791 Normandie Avenue	480,000	160,000	7,000	16,834	758,891	12,000	27,394
2029 W. 41st Place	540,000	180,000	141,030	32,442	820,000	19,000	15,742
4517 Orchard Avenue	453,750	151,250	101,601	19,385	631,453	10,000	8,853
1733 W. 37th Street	472,875	157,625	12,841	9,226	670,301	12,000	13,464
	$11,800,304	$4,066,456	$1,718,551	$735,426	$16,162,813	$269,819	$298,704

NOTE 6 – ADVANCED RENTS RECEIVED

The Company received $5,087 of rents in advance as of September 30, 2023. There was no rental income received in advance as of December 31, 2022.

NOTE 7 - PROPERTY INDEBTEDNESS

The Company’s mortgages are summarized as follows:

SCHEDULE OF MORTGAGES PAYABLE

	Principal Balance
	September 30, 2023	December 31, 2022	Interest Rate	Maturity Date
3711 South Western Ave	$643,585	$643,585	5.00%	December 1, 2029
2909 South Catalina Street	428,961	436,939	3.10%	August 12, 2046
-Second Note	89,593	-	6.00%	June 20, 2029
3910 Walton Ave.	531,803	539,547	5.00%	August 01, 2049
3910 Wisconsin Street	682,735	691,349	5.225%	March 1, 2052
1557 West 29 Street	596,801	605,129	4.975%	June 1, 2051
1267 West 38 Street	598,675	606,053	4.95%	June 1, 2051
4016 Dalton Avenue	602,534	609,959	4.975%	June 1, 2051
1618 West 38 Street
- First Note	479,300	484,883	6.30%	January 1, 2050
- Second Note	150,000	150,000	6.00%	December 10, 2023
1981 Estrella Ave	887,826	899,278	5.225%	June 1, 2051
717 West 42 Place
- First Note	335,467	336,267	6.85%	October 31, 2025
- Second Note	134,968	134,968	6.85%	April 30, 2029
2115 Portland Street
- First Note	584,841	591,836	6.00%	June 1, 2049
-Second Note	319,776	319,776	5.00%	April 30, 2024
3906 Denker
-First Note	396,699	401,181	6.00%	March 1, 2050
-Second Note	185,000	185,000	6.85%	February 14, 2025
3408 Budlong
-First Note	601,352	609,626	4.875%	December 1, 2051
-Second Note	120,000	120,000	5.00%	November 1, 2029
3912 S. Hill Street
-First Note	497,895	503,094	6.425%	December 1, 2050
- Second Note	152,000	152,000	6.425%	November 1, 2026
4009 Brighton Avenue	711,331	720,010	4.875%	November 1, 2051
3908 Denker Avenue	623,086	630,515	4.975%	December 1, 2051
4021 Halldale Avenue	757,294	766,071	6.75%	October 1, 2052
1284 W. 38th Street
-First Note	640,301	648,605	4.625%	March 1, 2052
-Second Note	188,000	188,000	5.25%	June 20, 2029
4505 Orchard Avenue	640,292	648,282	5.00%	October 1, 2029
3777 Ruthelen Street	702,053	711,326	4.625%	March 1, 2052
3791 S. Normandie Avenue
- First Note	608,891	615,682	5.225%	April 1, 2052
-Second Note	150,000	150,000	5.00%	January 4, 2029
2029 W. 41st Place	820,000	809,900	6.00%	December 31, 2029
4517 Orchard Avenue
-First Note	473,453	479,070	5.225%	April 1, 2052
-Second Note	158,000	158,000	5.00%	March 1, 2029
1733 W. 37th Place
-First Note	570,301	567,450	10.24%	December 20, 2023
-Second Note	100,000	100,000	6.00%	May 1, 2029

Hubilu General Loan	335,000	275,000	6.00%	On Demand

	$16,497,813	$16,488,381
Less: current maturities	890,077	604,744
Mortgages payable	$15,607,736	$15,883,637

NOTE 8 – PROMISSORY NOTES PAYABLE-Related Party

Esteban Coaloa, who was owed $89,593 as part of the purchase of 2909 S. Catalina Street, Los Angeles, CA, passed away in 2017. Effectively, Mr. Coaloa is no longer an officer of the Company, therefore the loan is now payable to his family trust and is no longer a related party transaction. The promissory notes, related parties balance as of December 31, 2022 was $89,593, which was reclassified and added to the mortgages payable amount during the first quarter of 2023. As of September 30, 2023, there were no other promissory notes held by related parties.

NOTE 9 –RELATED PARTY TRANSACTIONS

As of September 30, 2023 and December 31, 2022, Jacaranda Investments, Inc., had provided total advances of $474,271. These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded an imputed interest charge of $39,229 and which was credited to additional paid-in capital for the nine months ended September 30, 2023. See additional related party transactions in Note 4 and 5.

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

SCHEDULE OF ISSUANCE OF CONVERTIBLE PREFERRED SHARES SETTLEMENT OBLIGATION

	# of Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2022	520,400	$520,400	$153,514	$673,914
Dividends accrued		-	19,408	19,408
Balance, September 30, 2023	520,400	$520,400	$172,922	$693,322

NOTE 11 – CONTINGENCY/LEGAL

As of September 30, 2023, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 12 - SUBSEQUENT EVENTS

We have evaluated subsequent events from the balance sheet date through September 30, 2023, the date at which the financial statements were issued, and determined that there were no items that require adjustment to or disclosure in the financial statements.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended September 30, 2023 and 2022, respectively. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2023 and 2022, respectively, together with notes thereto, which are included in this Quarterly Report on Form 10-Q.

Three months ended September 30, 2023, compared to the three months ended September 30, 2022

Revenues. Our revenues increased $114,959 to $473,105 for the three months ended September 30, 2023, compared to $358,146 for the comparable period in 2022. The increase is due to higher rents and improved rental collection..

Operating expenses. In total, operating expenses increased $11,723 to $168,434 for the three months ended September 30, 2023, compared to $156,711 for the comparable period in 2022.

General and administrative expenses increased $7,995 to $110,659 for the three months ended September 30, 2023, compared to $102,664 for the comparable period in 2022.

Depreciation expense increased $3,728 to $57,775 for the three months ended September 30, 2023, compared to $54,047 for the comparable period in 2022.

Property tax expense increased $2,692 to $43,752 for the three months ended September 30, 2023, compared to $41,060 for the comparable period in 2022.

Salaries and benefits expense increased $2,100 to $17,200 for the three months ended September 30, 2023, compared to $15,100 for the comparable period in 2022.

Utilities expense decreased $6,077 to $10,003 for the three months ended September 30, 2023, compared to $16,080 for the comparable period in 2022.

Professional fees expense increased $2,707 to $13,476 for the three months ended September 30, 2023, compared to $10,769 for the comparable period in 2022.

Interest expense decreased $1,067 to $242,631 for the three months ended September 30, 2023, compared to $243,698 for the comparable period in 2022. The decrease is due to the principal payments on our outstanding loans.

Net Income (Loss). Our net income increased $104,303 to $62,040 of net income for the three months ended September 30, 2023, compared to $42,263 of net loss for the comparable period in 2022. The increase is attributable to the revenue and expenses discussed above.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Revenues. Our revenues increased $166,155 to $1,308,041 for the nine months ended September 30, 2023, compared to $1,141,886 for the comparable period in 2022. The increase is due to higher rents and improved rental collection..

Operating expenses. In total, operating expenses decreased $68,225 to $534,259 for the nine months ended September 30, 2023, compared to $602,484 for the comparable period in 2022.

General and administrative expenses decreased $85,443 to $363,480 for the nine months ended September 30, 2023, compared to $448,923 for the comparable period in 2022.

Depreciation expense increased $17,218 to $170,779 for the nine months ended September 30, 2023, compared to $153,561 for the comparable period in 2022.

Property tax expense decreased $11,138 to $135,113 for the nine months ended September 30, 2023, compared to $146,251 for the comparable period in 2022. The decrease is due to the timing of payments.

Salaries and benefits expense decreased $15,675 to $48,800 for the nine months ended September 30, 2023, compared to $64,475 for the comparable period in 2022.

Utilities expense decreased $12,777 to $35,888 for the nine months ended September 30, 2023, compared to $48,665 for the comparable period in 2022.

Professional fees expense increased $15,016 to $68,032 for the nine months ended September 30, 2023, compared to $53,016 for the comparable period in 2022.

Interest expense, on a net basis, increased $52,297 to $713,830 for the nine months ended September 30, 2023, compared to $661,533 for the comparable period in 2022. Interest income decreased by $29,800, and interest expense increased by $22,497, for the nine months ended September 30, 2023, compared to the comparable period in 2022.

Net Income (Loss). Our net income increased $182,083 to $59,952 of net income for the nine months ended September 30, 2023, compared to $122,131 of net loss for the comparable period in 2022. The increase is attributable to the revenue and expenses discussed above.

Liquidity and Capital Resources. For the nine months ended September 30, 2023, we did not borrow any money from our majority shareholder. Since 2015, Jacaranda Investments, Inc., provided us with $492,500 in related party advances. We have not been advanced any more money since 2018. Jacaranda Investments, Inc. has agreed not to seek repayment of its advances until we are financially able to repay them. In 2021, $18,229 was repaid to Jacaranda Investments, Inc. leaving the balance at $474,271. We intend to seek additional financing for our working capital, in the form of equity or debt, to provide us with the necessary capital to accomplish our plan of operation. There can be no assurance that we will be successful in our efforts to raise additional capital.

Our total assets are $17,172,695, as of September 30, 2023, consisting of $11,800,304 in real estate, building and capital improvements of $5,785,007, $298,704 in acquisition costs, net of $735,426 in depreciation, $17,506 in cash and $6,600 in security deposits.

Our total liabilities are $17,966,091 as of September 30, 2023.

Our total stockholders’ deficit is $793,396 as of September 30, 2023.

Our net cash provided by operations was $334,152 for the nine months ended September 30, 2023.

Our investing activities used a total of $328,553 for the nine months ended September 30, 2023.

We had $80,161 in cash used in financing activities for the nine months ended September 30, 2023.

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of September 30, 2023.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past quarter.

Capital Expenditures

The Company expended $328,553 in capital and building improvements during the nine months ended September 30, 2023.

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

(b) Changes in Internal Controls over Financial Reporting

During the nine-month period ended September 30, 2023, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

November 8, 2023	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

