Form 10-K
period 2023-12-31
Hubilu Venture Corp
filed 2024-04-16
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Balance

☒ ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
☐	☐	☐	☒

(Do not check if smaller reporting
company)

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023 was $110,040.

The number of shares of the registrant’s common stock issued and outstanding as of April 16, 2024 was 26,237,125.

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

On March 5, 2015, we issued 25,000,000 shares of our common stock, valued at $0.001 per share, to our founder, David Behrend for $75,000 in cash or $0.003 per share. On April 30, 2015, Mr. Behrend transferred his shares to Jacaranda Investments, Inc., a Wyoming corporation he previously owned, but sold on June 24, 2022, in exchange for 30,000 shares of Jacaranda’s common shares. From April 7, 2015 to May 7, 2015, we sold and issued 235,000 shares of our common stock at a price of $0.10 per share for $23,500 to 40 accredited investors. On May 4, 2015, we issued 191,500 shares of our common stock, valued by our sole director at $0.10 per share, or $19,150, to 12 individuals for services rendered to us. Six of these individuals had already purchased shares of our common stock at the price of $0.10 per share. On October 1, 2016, we issued 100,000 shares to 5 individuals for share-based compensation, valued by our sole director at $0.10 per share, for compensation of $50,000 for services rendered to us by them. Presently, we estimate our monthly burn rate is approximately $30,000 per month, which consists of general and administrative expenses, consulting fees, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filings fees and utilities. We believe that our revenues will cover our burn rate over the next 12 months.

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

Real Estate Consulting:

Market Opportunity

We believe the real estate consulting and advisory industries are sectors of the U.S. economy, which have seen increased activity since interest rates are at their current higher levels, requiring investors to be selective in their decisions, creating potential for a public company focused on evaluating real estate opportunities. We continue to focus on residential rental real estate and development.

Historically, the U.S. real estate industry has tended to be cyclical. The real estate market experienced a significant downturn from the 2007 peak to a trough in 2009, representing the most severe downturn in property sales since at least 1990. Since 2009, real estate sales for transactions of $1 million and above have increased by 97% and dollar volume has increased by 235%. The Los Angeles housing market forecast for the 3 years ending in 2025 is positive according to CAR.com which estimates that the rising housing market prices in Los Angeles is 6 % annually during this period. If the Housing Market forecast is correct, home values will be higher at the end of 2025 than at the end of 2023. This upturn has been, and we believe will continue to be, primarily driven by low inventory, and Los Angeles ongoing as a place to live.

Availability, Rent Pricing and Cost of Financing. The availability and cost of debt financing is challenging but creates opportunities to acquire assets at reasonable prices. Rental prices continue to rise matching inflation at minimum and this allows for stronger returns, even with higher interest rates.

We believe this is an underserved market segment and intend to offer our consulting services to private clients. Competition will come from brokerage firms, consulting departments of accounting and consulting firms and other real estate advisory firms.

Our Business Strategy – Consulting

●	We intend to provide consulting and advisory services to our clients for fee-based compensation. We will negotiate our fees on a case-by-case basis and intend to offer hourly rates and flat fees for our services We intend to help provide our clients with research and analysis to minimize their time to evaluate properties. We believe that our services will reduce time, costs and accelerate the time to enable the client to purchase or lease real estate without the pressure of commission sales professionals.

●	Apply a structured consulting and asset management process to our clients. Web-based technology is becoming increasingly capital-efficient, and our model is optimized to leverage this trend using the Internet and various online research tools.

We will provide a variety of services to client companies, including the following:

●	Analysis of current trends and transactions;

●	Consulting on structure and financing including corporate formation services;

●	Investment analysis of properties;

●	Marketing, branding and public relations with respect to leasing and branding;

●	Formulating operating strategies for the properties;

●	Formulating other strategies designed to maximize property values, including tenant analysis;

●	Relocation services;

●	Introductions to potential joint venture partners; and

●	Assisting in financial modeling.

We believe that the services we offer to our future clients will be quality, value added services that will enable long term success for them and us.

We intend to derive income from our clients for the performance of these services. We also intend to acquire and operate additional residential rental properties and derive income from management fees and operating income.

Financing Strategy

Our ability to increase our revenues and market our services will be dependent on additional outside financing, and reinvesting our profits. Primary responsibility for the overall planning and management of our services will rest with our management. For each service, we plan to offer, management will need to assess the market and our needs to offer such consulting or advisory services at cost-effective prices to real estate investors and users. All decisions will be subject to budgetary restrictions and our business control. We cannot provide any guarantee that we will be able to ever offer services on cost-effect terms.

Competition

The real estate student housing acquisition and rental industry is highly competitive. We compete with a variety of individuals and companies, many of which have greater financial and other resources than us or are subsidiaries or divisions of larger organizations. In particular, the industry is characterized by a few large, dominant organizations performing this service.

Competition for our corporate rentals comes mainly from individual homeowners and small investors who acquire houses like us, with the intention of upgrading them and renting them to these corporate tenants.

The major competitive factors in our business are our ability to compete effectively in providing students and corporations, quality housing at an affordable price, maintaining properties in excellent condition and obtaining market rents from tenants. We believe we compete effectively in these areas.

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

Why Student Housing is Growing:

◌	Stable and Rising College Enrollment
◌	Demand Exceeds Supply
◌	Students Desire Homelike Amenities
◌	Lower Off-Campus Housing Costs
◌	Capital Constraints on Universities
◌	Recession Proof Industry
◌	Premium Market Rents Year-Round

USC Students are using the four Metro Stations in walking distance of USC Campus to access Downtown Los Angeles, including Staples Center, LA Live, Nightlife Clubs and Bars, Entertainment Centers, Shopping Opportunities.

Average monthly rents of a unit in the USC area rose from approximately $750 in 2005 to $1,900 in 2023 and student enrollment at USC has grown from 32,000 in 2005 to 49,500 in 2022-23, with 28,500 being graduate students.

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

Competition for our corporate rentals comes mainly from individual homeowners and small investors who acquire houses, similar to us, with the intention of upgrading them and renting them to these corporate tenants.

The major competitive factors in our business are our ability to compete effectively in providing students, quality housing at an affordable price, maintaining properties in excellent condition and obtaining market rents from tenants. We believe we will compete effectively in these areas.

Many of our competitors have substantially greater financial, technical, managerial, marketing and other resources than we do, and if our competitors offer services at lower rental prices, we may have to lower the prices we charge, which will adversely affect our results of operations. But the demand for single family residential tenancy is high and we believe prices for house rentals will continue to increase.

Intellectual Property Rights

We do not currently have any intellectual property rights.

Our Website

Our website is located at www.hubilu.com and it provides a description of our company, our services, our mission statement, along with our contact information including our address, telephone number and e-mail address.

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

Employees

Presently, we do not have any employees other than our directors who devote their time as needed to our business and expect to devote 40 hours per week.

Summary

We have and continue to provide consulting services for several clients and are now seeking real estate acquisitions to complement our 24 existing properties. We anticipate that our revenues will increase as we secure additional clients and acquire properties in the next twelve months.

The closing of these contemplated transactions is subject to due diligence clear title. We believe that our revenues will cover our operating costs over the next 12 months; however, our majority shareholder has agreed to advance us necessary working capital, if necessary. We currently have directors. These individuals allocate time and personal resources to us and devote approximately 40 hours each, per week to us.

As of the date of this Report, we have 26,237,125 shares of $0.001 par value common stock issued and outstanding, which is owned by 57 shareholders. We have 520,400 shares of our Series 1 convertible preferred stock issued and outstanding as of December 31, 2023, which is held by 9 shareholders. The aggregate market value of our common stock based on the most recent price quoted on the OTC Markets of $0.06 per share is $1,574,228. Our accumulated deficit as of December 31, 2023 is $2,120,903.

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

Although we have revenues from the rental properties owned by our subsidiaries, we have an accumulated deficit of $2,120,903. Such prospects must be considered given the substantial risks, expenses and difficulties encountered by new entrants into the real estate consulting industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon several factors, including our ability to secure clients and acquire profitable real estate properties. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in increasing our revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

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

Our financial statements for the year ended December 31, 2023, disclose that we can continue as a going concern. However, if necessary, our directors may be unable or unwilling to loan or advance us any funds.

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

Our directors have limited experience in the real estate consulting industry, which could prevent us from successfully obtaining clients for the Consulting part of our business plan and impede our ability to earn Consulting revenue.

Our directors have experience in the real estate industry but limited experience in the consulting sector. While our president has been an agent, broker, property manager and principal, he has limited experience in real estate consulting to third parties. Our management’s lack of experience could hinder their ability to successfully consult on real estate projects that will result in clients retaining our services. It is likely that our management’s inexperience with real estate consulting will hinder our ability to earn revenue. Each potential investor must carefully consider the lack of experience of our officers and directors before purchasing our common stock.

Our directors have limited experience in operating a public company, which could prevent us from successfully implementing our business plan and impede our ability to earn revenue.

Our directors have limited experience in operating a public company. While they have experience in operating companies, their limited experience in operating a public company could hinder their ability to successfully comply with the reporting and other requirements imposed on public companies. It is likely that our management’s limited experience with operating a public company will hinder our ability to earn revenue and comply with various reporting requirements. Each potential investor must carefully consider the lack of experience of our officer and director before purchasing our common stock.

Key management personnel may leave us, which could adversely affect our ability to continue operations.

We are entirely dependent on the efforts of David Behrend, our president, chief executive officer as well as our second director. The loss of our directors, or of other key personnel hired in the future, could have a material adverse effect on the business and its prospects. There is currently no employment contract by and between any director and us.

Also there is no guarantee that replacement personnel, if any, will help us to operate profitably. They have been and continue to expect to be able to commit approximately 40 hours per week of their time to the development of our business plan in the next six months. If management is required to spend additional time on other employment, they may not have sufficient time to devote to us and we would be unable to develop our business plan resulting in the business failure.

If we are unable to obtain additional funding our business operation will be harmed, and if we do obtain additional funding, our then existing shareholders may suffer substantial dilution.

We have limited financial resources. As of December 31, 2023, we had $24,564 of cash on hand and total assets of $16,835,820. If we are unable to develop our business or secure additional funds our business would fail, and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

Our directors are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities. During other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a business opportunity should be presented.

To resolve such potential conflicts of interest, our directors have agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us.

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

We have two directors. We have not established board committees comprised of independent members to oversee functions like compensation or audit issues. We do not have an audit or compensation committee comprised of independent directors. Our directors performs these functions.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our directors’ decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

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

As a real estate consulting and acquisition company that commenced operations in June 2015, and we expect to face substantial risks, uncertainties, expenses and difficulties. We were formed on March 2, 2015. We have a limited demonstrable operations record, on which you can evaluate our business and prospects. As of the date of this Annual Report on Form 10K, our operations have been devoted to implementing our business plan, acquiring 24 properties, and looking for investment opportunities whereby we can acquire real property and operate it. We cannot guarantee that we will be successful in accomplishing our objectives. In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

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

Our directors have authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of us.

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

Except for the 235,000 shares that were registered pursuant to our registration statement, 359,500 shares that had the restrictive legend removed under Rule 144 and 254,265 shares held by Jacaranda3 Investments, Inc., that had the restrictive legend removed under Rule 144, the remaining outstanding shares of common stock (25,103,360 shares are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares more than 1% of the Company’s outstanding common stock every three months. Because of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the prescribed period. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We periodically assess risks from cybersecurity threats, and monitor our information systems for potential vulnerabilities. However, to date, given the small size of our company and the nature of our operations, our reliance on information systems has been limited to the use of standard off-the-shelf software (such as Google, QuickBooks and Microsoft Office) and the use by our employees of standard personal computers. Accordingly, management has not implemented any formal process for assessing, identifying, and managing risks from cybersecurity threats.

Risks from cybersecurity threats have, to date, not materially affected us, our business strategy, results of operations or financial condition. We discuss how cybersecurity incidents could materially affect us in our risk factor disclosures in Item 1A of this Annual Report on Form 10-K.

Governance

As discussed above, given the nature of our current operations and our experience to date, we do not currently perceive cybersecurity as a particularly significant risk to our business. Accordingly, we have not tasked our Director with any additional cybersecurity oversight duties, or designated any committee of the Board of Directors to specifically oversee cybersecurity risks to our business.

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

From April 2015 to February 2016, our executive, administrative and operating offices were located at 9777 Wilshire Boulevard, Suite 804, Beverly Hills, CA 90212. We did not have a written lease with the landlord and an unrelated third party provided us with space, on a month-to-month basis, for no cost. On March 4, 2016, we executed a written lease for 750 square feet of space for $2,200 per month. Jacaranda Investments, Inc., advanced us the first month prorated rent of $1,703 and $6,600 for the landlord’s security deposit. Our current lease, which changed on June 1, 2020, is now 375 square feet of space on a month-to-month basis and is $1,395 per month.

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

Fiscal Quarter	Fiscal 2023
	High	Low
First Quarter Ended March 31	$0.21	$0.21
Second Quarter Ended June 30	$0.21	$0.21
Third Quarter Ended September 30	$0.99	$0.06
Fourth Quarter Ended December 31	$0.06	$0.06

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

A total of 26,237,125 of the presently outstanding shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 registration statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under the amended Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company can only be resold in reliance on Rule 144 if the following conditions are met:

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

Common Stock Currently Outstanding

As of December 31, 2023, we have 26,237,125 shares of our common stock outstanding.

Series 1 Preferred Stock Currently Outstanding

As of December 31, 2023 and 2022, we have 520,400 shares of our Series 1 convertible preferred stock outstanding.

Holders

As of the date of this Report, we had 57 stockholders of record of our common stock and 9 stockholders of record on our Series 1 convertible preferred stock.

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

None.

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

Item 6. [Reserved]

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

We intend the following discussion to assist in the understanding of our financial position as of December 31, 2023 and 2022 and our results of operations for the year ended December 31, 2023 and 2022. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Results of Operations

General

We are a startup enterprise that commenced operations on March 5, 2015, which, until June 2015, has been limited to organizational and business development activities. We are real estate advisory and consulting company that assists real estate investor professionals, as well as established companies, with advisory and consulting services focused on providing research, analysis and acquisition opportunities to them. Our mission is to assist investors and professionals in the early stage analysis of market opportunities and the evaluation of properties prior to them committing capital for the purchase or the leasing of real estate properties. We intend to focus our initial marketing efforts in the commercial markets; however, we will also look at residential and income producing markets. We intend to use the Internet as well as the services of independent sales consultants to market our services to investors and professionals in Southern California with our initial efforts focused in Beverly Hills and Los Angeles. We have had limited operations and have limited financial resources. Our auditors indicated in their report on our financial statements (the “Report”) that “the Company’s lack of business operations and early losses raise substantial doubt about our ability to continue as a going concern.” Our operations from March 2, 2015 (Date of Incorporation) to December 2023 were devoted primarily to development, operational activities, and acquisitions which included:

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

Critical Accounting Policy and Estimates

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2023 and 2022, respectively together with notes thereto, which are included in this Annual Report on Form 10-K.

Results of Operations for the Year Ended December 31, 2023, compared to the year ended December 31, 2022

Revenues. Our rental revenues increased to $1,885,985 for the year ended December 31, 2023, compared to $1,579,682 for the comparable period in 2022, an increase of $306,303, or 19%. The increase was due to a change in City of Los Angeles rent control laws which allowed a stronger rental collection.

Operating expenses. Operating expenses increased to $1,142,038 for the year ended December 31, 2023, compared to $752,503 for the comparable period in 2022, an increase of $389,535, or 52%. Operating expenses are comprised of general and administrative expenses, consulting fees, depreciation, professional fees, property taxes, rent, repairs and maintenance, transfer agent and filing fees and utilities. The components of operating expenses are discussed below. Operating increased primarily due to increased repairs and maintenance on properties in the current year.

Salaries and benefits decreased to $69,100 for the year ended December 31, 2023, compared to $79,175 for the comparable period in 2022, a decrease of $10,075, or 13%. Salaries and benefits decreased due to reduced time spent on activities by our vice president who is our only compensated employee.

Utilities decreased $18,733 to $47,624 for the year ended December 31, 2023, compared to $66,357 for the comparable period in 2022.

Professional fees increased to $91,171 for the year ended December 31, 2023, compared to $61,916 for the comparable period in 2022, an increase of $29,255, or 47%. Professional fees consisted of legal fees and accounting fees, which increased primarily due to increased legal fees incurred during the current year.

Property taxes decreased to $191,018 for the year ended December 31, 2023, compared to $198,038 for the comparable period in 2022, a decrease of $7,020, or 4%. Property taxes decreased primarily due to less supplemental taxes.

General and administrative expenses increased to $944,279 for the year ended December 31, 2023, compared to $543,892 for the comparable period in 2022, an increase of $400,387, or 74%. General and administrative expenses increased primarily due to increased repairs and maintenance on properties in the current year.

Depreciation decreased to $197,759 for the year ended December 31, 2023, compared to $208,611 for the comparable period in 2022, a decrease of $10,852, or 5%. Depreciation decreased primarily due to some of our assets reaching the end of their depreciable useful lives.

Net Loss. Our net loss increased to $275,332 for the year ended December 31, 2023, compared to a net loss of $146,705 for the comparable period in 2022, an increase of $128,627, or 88%. Our net loss increased primarily due to increased repairs and maintenance on properties and increased interest expense incurred in the current year.

Liquidity and Capital Resources.

Since 2015, Jacaranda Investments, Inc., provided us with $492,500 in related party advances. We have not been advanced any more money since 2018. Jacaranda Investments, Inc. has agreed not to seek repayment of its advances until we are financially able to repay them. In 2021, $18,229 was repaid to Jacaranda Investments, Inc. leaving the balance at $474,271.

Our total assets are $16,835,820 as of December 31, 2023, consisting of $11,800,304 in real estate, building and capital improvements of $5,458,695, $296,463 in property acquisition and financing, net of $762,406 in depreciation, $24,564 in cash and $6,600 in security deposits.

Our total liabilities are $18,018,592 and $18,087,019 as of December 31, 2023 and 2022, respectively.

Our total stockholders’ deficit is $1,182,772, including an accumulated deficit of $2,120,903, for the year ended December 31, 2023.

Our net cash provided by operations was $110,233 for the year ended December 31, 2023.

We had no investing activities during the year ended December 31, 2023.

We had $177,737 in cash used in financing activities for the year ended December 31, 2023.

As of December 31, 2023, we had negative working capital of $1,757,690. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future, and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from rental income, common stock sales, and debt financing. As of December 31, 2023, we had cash of $24,564, total liabilities of $18,018,592, and an accumulated deficit of $2,120,903. As of December 31, 2022, we had cash of $92,068, total liabilities of $18,087,019, and an accumulated deficit of $1,845,571.

Satisfaction of our Cash Obligations for the Next 12 Months

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

The Company had no formal long-term lines or credit or other bank financing arrangements as of December 31, 2023 or 2022.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Affiliate

Our CEO was, prior to 2018, an officer of Belladona Lily Investments, Inc. Belladonna’s association with Hubilu is, and always has been, solely as a lender.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of rental income. Sales to one customer accounted for 63% of consolidated sales for the year ended December 31, 2023.

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

AS OF DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Hubilu Venture Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hubilu Venture Corporation (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

The Woodlands, TX
April 16, 2024

HUBILU VENTURE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS		(Revised)

Current assets:
Cash	$24,564	$92,068
Accounts receivable	2,100	-
Prepaid expenses	9,500	-
Total current assets	36,164	92,068

Property and equipment:
Land	11,800,304	11,800,304
Building and capital improvements	5,458,695	5,458,695
Property acquisition and financing	296,463	296,463
Less: accumulated depreciation	(762,406)	(564,647)
Total property and equipment, net	16,793,056	16,990,815

Security deposits	6,600	6,783

Total assets	$16,835,820	$17,089,666

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$21,250	$-
Advanced rents received	10,124	-
Accrued interest	39,402	41,129
Security deposits payable	300,383	246,669
Due to related party, current maturities	474,271	474,271
Mortgages payable, current maturities	768,961	1,640,175
Dividends payable	179,463	153,514
Total current liabilities	1,793,854	2,555,758

Mortgages payable, related parties	599,594	599,594
Mortgages payable	15,104,744	14,411,267
Preferred shares payable	520,400	520,400

Total liabilities	18,018,592	18,087,019

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,237,125 shares issued and outstanding	26,237	26,237
Additional paid-in capital	911,894	821,981
Accumulated deficit	(2,120,903)	(1,845,571)
Total stockholders’ equity (deficit)	(1,182,772)	(997,353)

Total liabilities and stockholders’ equity (deficit)	$16,835,820	$17,089,666

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
		(Revised)
Rental Income	$1,885,985	$1,579,682

Operating expenses:
General and administrative expenses:
Salaries and benefits	69,100	79,175
Utilities	47,624	66,357
Professional fees	91,171	61,916
Property taxes	191,018	198,038
Other general and administrative expenses	545,366	138,406
Total general and administrative expenses	944,279	543,892
Depreciation	197,759	208,611
Total operating expenses	1,142,038	752,503

Net operating income	743,947	827,179

Other income (expense):
Other income	-	29,800
Dividends expense	(25,949)	(46,056)
Interest expense	(993,330)	(957,628)
Total other income (expense)	(1,019,279)	(973,884)

Net loss	$(275,332)	$(146,705)

Weighted average common shares outstanding - basic and diluted	26,237,125	26,237,125
Net loss per common share - basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2021 (Revised)	26,237,125	$26,237	$775,755	$(1,698,866)	$(896,874)
Imputed interest	-	-	46,226	-	46,226
Net loss (Revised)	-	-	-	(146,705)	(146,705)
Balance, December 31, 2022 (Revised)	26,237,125	$26,237	$821,981	$(1,845,571)	$(997,353)
Imputed interest	-	-	89,913	-	89,913
Net loss	-	-	-	(275,332)	(275,332)
Balance, December 31, 2023	26,237,125	$26,237	$911,894	$(2,120,903)	$(1,182,772)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES		(Revised)
Net loss	$(275,332)	$(146,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	197,759	208,611
Imputed interest	89,913	46,226
Cumulative preferred stock dividends payable	25,949	46,440
Decrease (increase) in current assets:
Accounts receivable	(2,100)	-
Prepaid expenses	(9,500)	-
Security deposits	183	(183)
Increase (decrease) in current liabilities:
Accounts payable	21,250	(2,373)
Advanced rents received	10,124	-
Accrued expenses	(1,727)	28,710
Security deposits payable	53,714	47,485
Net cash provided by operating activities	110,233	228,211

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(559,903)
Net cash used in investing activities	-	(559,903)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from mortgages payable	240,000	785,537
Repayments on mortgages payable	(417,737)	(575,515)
Proceeds received from the sale of preferred stock	-	10,000
Net cash provided by (used in) financing activities	(177,737)	220,022

NET CHANGE IN CASH AND CASH EQUIVALENTS	(67,504)	(111,670)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92,068	203,738
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,564	$92,068

SUPPLEMENTAL INFORMATION:
Interest paid	$905,144	$882,692
Income taxes paid	$-	$63,707

Non-cash investing and financing transactions:
Acquisitions of assets financed through debt	$-	$2,739,632

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

NOTE 2 – BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

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

The financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2023, the Company had not yet achieved profitable operations, had an accumulated deficit of $2,120,903 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt upon the Company’s ability to continue as a going concern and, therefore, that it may be unable to realize its assets and discharge its liabilities in the normal course of business.

Correction of an Error

Accrued interest, mortgages payable, related parties and mortgages payable were reported in error at December 31, 2022, as $9,415, $89,593 and $14,848,206, respectively. The correct amount of accrued interest mortgages payable, related parties and mortgages payable were $41,129, $599,594 and $14,411,267, respectively. The error was corrected in the annual 2023 10-K as a component of the Company’s accumulated deficit. In addition, the Company reclassified $46,056 of dividends expense from operating expenses, within other general and administrative expenses, to other expenses to conform to the current period presentation. The effect of the error corrections on the prior periods has been determined to be immaterial, however, the Company has labeled the column headings for the prior periods as “revised.” For the year ended December 31, 2022, the financial statements of the line items affected by the revision are as follows:

Consolidated Balance Sheet

	As Originally
	Reported		As Revised
	December 31,	Correction	December 31,
Line items for December 31, 2022 10-K affected by restatement:	2022	of Error	2022

Accrued interest	$9,415	$31,714	$41,129
Total current liabilities	2,524,044	31,714	2,555,758
Mortgages payable, related parties	89,593	510,001	599,594
Mortgages payable	14,848,206	(436,939)	14,411,267
Total liabilities	17,982,243	104,776	18,087,019
Accumulated deficit	(1,740,795)	(104,776)	(1,845,571)
Total stockholders’ equity (deficit)	$(892,577)	$(104,776)	$(997,353)

Consolidated Statements of Operations

	As Originally
	Reported		As Revised
	December 31,	Correction	December 31,
Line items for December 31, 2022 10-K affected by restatement:	2022	of Error	2022

Other general and administrative expenses	$184,462	$(46,056)	$138,406
Total general and administrative expenses	589,948	(46,056)	543,892
Total operating expenses	798,559	(46,056)	752,503
Net operating income	781,123	46,056	827,179
Dividends expense	-	(46,056)	(46,056)
Interest expense	(925,209)	(32,419)	(957,628)
Total other income (expense)	(895,409)	(78,475)	(973,884)
Net loss	$(114,286)	$(32,419)	$(146,705)

Consolidated Statements of Stockholders Equity (Deficit)

	As Originally
	Reported		As Revised
	December 31,	Correction	December 31,
Line items for December 31, 2022 10-K affected by restatement:	2022	of Error	2022

Accumulated deficit, December 31, 2021	$(1,626,509)	$(72,357)	$(1,698,866)
Net loss for the year ended December 31, 2022	(114,286)	(32,419)	(146,705)
Accumulated deficit, December 31, 2022	(1,740,795)	(104,776)	(1,845,571)
Total stockholders’ equity (deficit), December 31, 2021	(824,517)	(72,357)	(896,874)
Total stockholders’ equity (deficit), December 31, 2022	$(892,577)	$(104,776)	$(997,353)

Consolidated Statements of Cash Flows

	As Originally
	Reported		As Revised
	December 31,	Correction	December 31,
Line items for December 31, 2022 10-K affected by restatement :	2022	of Error	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(114,286)	$(32,419)	$(146,705)
Increase (decrease) in current liabilities:
Accrued expenses	9,415	19,295	28,710
Net cash provided by operating activities	241,335	(13,124)	228,211
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on mortgages payable	(588,639)	13,124	(575,515)
Net cash provided by financing activities	$206,898	$13,124	$220,022
Interest paid	$869,568	$13,124	$882,692

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $2,120,903, and negative working capital of $1,757,690 as of December 31, 2023, and the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new properties to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. These financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Segment Reporting

ASC 280, Segment Reporting, requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

-	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
-	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
-	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2023.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customer. Under ASC 606, the Company recognizes revenue from leases with its various tenants under operating leases in accordance with a five-step model in which the Company evaluates the performance obligations in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company’s sales are predominantly generated from leasing its properties to various tenants under operating leases. These sales contain a single performance obligation, and revenue is recognized on a straight-line basis using the effective interest method, based on the Company’s borrowing rate, over the life of the leases. The Company records adjustments to revenue for incidentals and move out, or janitorial reimbursements in the same period that the related revenue is recorded. The Company has a significant concentration, consisting of 63% of revenue received from 9 Silver for the year ended December 31, 2023.

Loss per Share

The Company’s basic loss per share are calculated by dividing its net loss available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive loss per share is calculated by dividing its net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of December 31, 2023 there were 9,637,037 potentially dilutive shares outstanding.

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

Uncertain Tax Positions

In accordance with ASC 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited, and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

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

NOTE 4 - Fair Value of Financial Instruments

Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has cash and debts that must be measured under the fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2023 and 2022:

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$24,564	$-	$-
Total assets	24,564	-	-
Liabilities
Due to related party	-	474,271	-
Mortgages payable, related parties	-	599,594	-
Mortgages payable	-	15,873,705	-
Dividends payable	-	179,463	-
Preferred shares payable	-	-	520,400
Total liabilities	-	17,127,033	520,400
	$24,564	$(17,127,033)	$(520,400)

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$92,068	$-	$-
Total assets	92,068	-	-
Liabilities
Due to related party	-	474,271	-
Mortgages payable, related parties	-	599,594	-
Mortgages payable	-	16,051,442	-
Dividends payable	-	153,514	-
Preferred shares payable	-	-	520,400
Total liabilities	-	17,278,821	520,400
	$92,068	$(17,278,821)	$(520,400)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2023 and 2022.

Note 5 - AFFILIATE

Our CEO was, prior to 2018, an officer of Belladona Lily Investments, Inc. Belladonna’s association with Hubilu is, and always has been, solely as a lender.

NOTE 6 - INVESTMENTS IN REAL ESTATE - Related Party

The change in the real estate property investments for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022

Balance, beginning of the year	$17,555,462	$14,255,927
Acquisitions:	-	2,739,632
	17,555,462	16,995,559
Capital improvements	-	559,903
Balance, end of the year	$17,555,462	$17,555,462

The change in the accumulated depreciation for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Balance, beginning of the year	$564,647	$356,036
Depreciation charge for the period	197,759	208,611
Balance, end of the year	$762,406	$564,647

The Company’s real estate investments as of December 31, 2023 is summarized as follows:

	Initial cost to the Company		Capital	Accumulated		Security	Closing
Property	Land	Building	Improvements	Depreciation	Encumbrances	Deposits	Costs

3711 South Western Ave	$508,571	$383,716	$30,244	$116,190	$643,585	$20,375	$-
2909 South Catalina Street	565,839	344,856	16,181	100,394	599,594	14,400	-
3910 Wisconsin Ave	337,500	150,000	88,833	43,219	679,788	16,000	28,444
3910 Walton Ave	318,098	191,902	96,700	45,489	529,258	11,000	-
1557 West 29 Street	496,609	146,891	24,286	31,060	593,956	10,000	14,251
1267 West 38th	420,210	180,090	18,071	39,987	596,195	11,000	15,701
1618 West 38th	508,298	127,074	14,732	19,338	627,482	12,000	-
4016 Dalton Avenue	424,005	106,001	53,540	23,461	600,038	7,350	27,678
1981 West Estrella Avenue	651,659	162,915	72,501	32,405	883,908	17,000	21,981
2115 Portland Street	753,840	188,460	5,063	26,202	902,214	10,225	-
717 West 42nd Place	376,800	94,200	-	23,386	470,135	-	-
3906 Denker	428,000	107,000	60,210	20,100	580,159	9,500	-
3408 S. Budlong Street	499,200	124,800	55,298	19,444	718,527	5,833	-
3912 S. Hill Street	483,750	161,250	144,475	33,439	648,174	18,000	-
4009 Brighton Avenue	442,700	158,300	170,983	23,567	708,367	13,600	13,040
3908 Denker Avenue	534,400	158,300	63,040	18,589	620,547	9,200	20,243
4021 Halldale	487,500	162,500	45,188	16,319	755,111	18,000	37,234
1284 W. 38th Street	551,250	183,750	0	16,036	825,267	12,000	16,623
4505 Orchard Avenue	506,250	145,776	166,083	24,495	637,567	18,000	27,037
3777 Ruthelen Street	559,200	139,800	24,857	14,278	699,061	13,900	11,019
3791 Normandie Avenue	480,000	160,000	7,000	15,832	756,567	12,000	27,394
2029 W. 41st Place	540,000	180,000	128,520	28,870	820,000	19,000	13,501
4517 Orchard Avenue	453,750	151,250	94,268	19,147	629,632	10,000	8,853
1733 W. 37th Street	472,875	157,625	12,166	11,159	673,167	12,000	13,464
	$11,800,304	$4,066,456	$1,392,239	$762,406	$16,198,299	$300,383	$296,463

Real estate acquisition related party

2023 acquisitions

Hubilu did not acquire any new properties in the 2023 fiscal year.

2022 acquisitions

Boabab Investments, LLC

On January 7, 2022, we completed our acquisition, through our subsidiary Boabab Investments, LLC, the real property located at 3791 S. Normandie Avenue in Los Angeles (“Boabab”). The property was vacant at time of purchase. The acquisition was for $640,000 (“Purchase Price”). Terms of the acquisition as follows: (1) A first position note with payment on principal balance of $576,000 issued by the Property Owner, Boabab, owing to lender, Center Street Lending VIII SPR, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 8.5% per annum. Principal and interest payable in monthly installments of $4,080 or more starting on February 1, 2022, and continuing until December 29, 2022, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $75,000 second position note owing by Boabab, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $312 or more on the 5th day of each month beginning on the 5th day of February 2022 and continuing until the 4th day of January 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On March 2, 2022, the original notes for 3791 S. Normandie Avenue were refinanced to two notes as follows: (1) A first position note for $621,500 with Visio Financial Services, Inc, whose terms of payments due are principal and interest on unpaid principal at the rate of 5.225% per annum. Principal and interest payable in monthly installments of $3,422 starting on May 1, 2022, and continuing until the 1st day of April 1, 2052, at which time any principal balance remaining together with interest due thereon, shall become due and payable. (2) A $150,000 second position note with Belladonna Lily Investments, Inc., whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $625 or more on the 2nd day of each month beginning on the 2nd day of April 2022 and continuing until the 1st day of March 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On January 20, 2022 we completed our acquisition, through its subsidiary Boabab Investments, LLC, the real property located at 2029 W. 41st Place in Los Angeles (“41st Place”). The property was vacant at the time of purchase. The acquisition was for $720,000 (“Purchase Price”). The terms of the acquisition as follows: (1) A first position note with payment on principal balance of $648,000 issued by the Property Owner, Boabab, owing to lender, Center Street Lending VIII SPR, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 8.5% per annum. Principal and interest payable in monthly installments of $4,590 or more starting on March 1, 2022 and continuing until January 6, 2023 at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $84,950 second position note owing by Boabab, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $361 or more on the 18th day of each month beginning on the 18th day of February 2022 and continuing until the 17th day of January 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On January 1, 2023, the original notes for 2029 W. 41st Place were refinanced to one first note for $820,000 with Belladonna Lily, whose terms of payments are interest only at the rate of 6% per annum. Interest payable in monthly installments of $4,100 or more starting on January 1, 2023, and continuing until the 31st day of December 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

Trilosa Investments, LLC

On March 2, 2022, we completed our acquisition, through its subsidiary Trilosa Investments, LLC, the real property located at 4517 Orchard Avenue in Los Angeles (“Orchard”). The property was vacant at the time of purchase. The acquisition was for $605,000 (“Purchase Price”). The terms of the acquisition as follows: (1) A first position note with payment on principal balance of $484,000 issued by the Property Owner, Trilosa, owing to lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 5.225% per annum. Principal and interest payable in monthly installments of $2,665 or more starting on May 1, 2022 and continuing until the 1st day of April 2052, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $158,000 second position note owing by Trilosa, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $658 or more on the 2nd day of each month beginning on the 2nd day of April 2022 and continuing until the 1st day of March 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

Mopane Investments, LLC

On March 25, 2022, we completed our acquisition, through its subsidiary Mopane Investments, LLC, the real property located at 1733 W. 37th Street in Los Angeles (“37th Street”). The property was vacant at the time of purchase. The acquisition was for $630,500 (“Purchase Price”). The terms of the acquisition as follows: (1) A first position note with payment on principal balance of $567,450 issued by the Property Owner, Mopane, owing to lender, Center Street Lending VIII SPR, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 7.5% per annum. Principal and interest payable in monthly installments of $3,546.56.00 or more starting on May 1, 2022 and continuing until March 22, 2023 at which time the entire principal balance together with interest due thereon, shall become due and payable. This note was extended to March 22, 2024 and the interest rate increased to 11%. (2) A $100,000 second position note owing by Mopane, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $500.00 or more on the 1st day of each month beginning on the 1st day of May 2022 and continuing until the 31st day of March 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

2021 acquisitions

Trilosa Investments, LLC

On February 1, 2021, we completed our acquisition, through our subsidiary Trilosa Investments, LLC, the real property located at 4009 Brighton Avenue in Los Angeles (“Brighton”). The property was vacant at time of purchase. The acquisition was for $601,000 (“Purchase Price”). Terms of the original acquisition as follows: (1) A first position note with payment on principal balance of $540,900 issued by the Property Owner, Trilosa, owing to lender, Center Street Lending VIII SPR, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 8.5% per annum. Principal and interest payable in monthly installments of $3,831 or more starting on March 1, 2021, and continuing until January 1, 2022, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $60,100 second position note owing by Trilosa, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.60% per annum. Interest only payable in monthly installments of $687 or more on the 18th day of each month beginning on the 18th day of January 2021 and continuing until the 17th day of December 2026, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On October 18, 2021, the original notes for 4009 Brighton were refinanced to one first note for $732,000 through lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 4.875% per annum. Principal and interest payable in monthly installments of $3,873 or more starting on December 1, 2021, and continuing until the 1st day of November 2051, at which time the entire principal balance together with interest due thereon, shall become due and payable.

Zinnia Investments, LLC

On June 18, 2021, we completed our acquisition, through its subsidiary Zinnia Investments, LLC, the real property located at 3908 Denker Ave, Los Angeles (“Denker”). The property was vacant at the time of purchase. The acquisition was for $692,700 (“Purchase Price”). The terms of the acquisition were as follows: (1) A first position note with interest only for $655,000 owing by Zinnia to Belladonna, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $3,275 or more on the 1st day of each month beginning on the 1st day of July 2021 and continuing until the 1st day of June 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On November 5, 2021, the original notes for 3908 Denker were refinanced to one first note for $640,000 through lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 4.975% per annum. Principal and interest payable in monthly installments of $3,425 or more starting on January 1, 2022, and continuing until the 1st day of December 2051, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On August 9, 2021, we completed our acquisition, through its subsidiary, Zinnia Investments, LLC, the real property located at 1284 W. 38th Street in Los Angeles (“38th Street”). The property was vacant at the time of purchase. The acquisition was for $735,000 (“Purchase Price”). The terms of the acquisition as follows: (1) A first position note with payment on principal balance of $661,500 issued by the Zinnia owing to lender, Center Street Lending, VII SPE, LLC, whose terms of payments due are interest only, payable on unpaid principal at the rate of 8.5% per annum. Interest payable in monthly installments of $4,685 or more starting on October 1, 2021, and continuing until the 3rd day of August 2022, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $110,000 second position note owing by Zinnia to Belladonna, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.25% per annum. Interest only payable in monthly installments of $481 or more on the 9th day of each month beginning on the 9th day of September 2021 and continuing until the 30th day of June 2029 at which time the entire principal balance together with interest due thereon, shall become due and payable.

On February 15, 2022 the original notes for 1284 W. 38th Streetwere refinanced to two notes as follows (1) A first position note for $656,000 with Visio Financial Services, Inc, whose terms of payments due are principal and interest on unpaid principal at the rate of 4.625% per annum. Principal and interest payable in monthly installments of $3,372 or more starting onApril 1, 2022, and continuing until the 1st day of March 1, 2052, at which time any principal balance together with interest due thereon, shall become due and payable. (2) A second position note for188,000 with Belladonna Lily Investments, Inc., effective March 21, 2022, whose terms of payments due are interest only, payable on unpaid principal at the rate of 5.25% per annum. Interest only payable in monthly installments of $822 or more on the 9th day of each month beginning on the 9th day of September 2022 and continuing until the 30thday of June 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

Sunza Investments, LLC

On July 22, 2021, we completed our acquisition, through its subsidiary Sunza Investments, LLC, the real property located 4021 Halldale Avenue in Los Angeles (“Halldale”). The property was vacant at the time of purchase. The acquisition was for $650,000 (“Purchase Price”). The terms of the acquisition as follows: (1) A first position note with payment on principal balance of $585,000 issued by Sunza, owing to lender, Center Street Lending, VIII SPE, LLC, whose terms of payments due are interest only, payable on unpaid principal at the rate of 8.5% per annum. Principal and interest payable in monthly installments of $4,143 or more starting on September 1, 2021, and continuing until the 14th day of July 2022, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $145,312 second position note owing by Sunza to Belladonna Lily Investments, Inc. (“Belladonna”), whose terms of payments due were interest only, payable on unpaid principal at the rate of 3.00% per annum. Interest only payable in monthly installments of $363 or more on the 15th day of each month beginning on the 15th day of August 2021 and continuing until the 30th day of June 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On September 2, 2022, the original notes for 4021 Halldale Avenue were refinanced to one first position note for $765,000 with Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 6.575% per annum. Principal and interest payable in monthly installments of $4,873 or more starting on November 1, 2022, and continuing until the 1st day of October 2052, at which time the entire principal balance together with interest due thereon, shall become due and payable.

Boabab Investments, LLC

September 30, 2021, we completed our acquisition, through its subsidiary Boabab Investments LLC, the real property located at 4505 Orchard Avenue in Los Angeles (“Orchard”). The property was vacant at the time of purchase. The acquisition was for $652,026 (“Purchase Price”). The terms of the acquisition were as follows: (1) A first position note with interest only for $675,000 owing by Boabab to Belladonna Lily Investments, Inc. (“Belladonna”), whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $2,812 or more on the 22nd day of each month beginning on the 22nd day of October 2021 and continuing until the 1st day of October 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On February 15, 2022, the original notes for 4505 Orchard were refinanced to one first position note for $656,000 with Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 4.625% per annum. Principal and interest payable in monthly installments of $3,372 or more starting on April 1, 2022 and continuing until the 1st day of March 2052, at which time the entire principal balance together with interest due thereon, shall become due and payable.

Lantana Investments, LLC

On October 6, 2021, we completed our acquistion, through its subsidiary, Lantana Investments, LLC, the real property located at 3777 Ruthelen Street, Los Angeles (Ruthelen”). The property was vacant at the time of purchase. The acquisition was for $699,000 (“Purchase Price”). The terms of the acquisition were as follows. (1) A first position note with interest only for $699,000 owing by Lantana to Belladonna, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $2,912 or more on the 1st day of each month beginning on the 1st day of November 2021 and continuing until the 1st day of October 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On February 9, 2022, the original note for 3777 Ruthelen was refinanced to one first position note for $720,000 with Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 4.625% per annum. Principal and interest payable in monthly installments of $3,702 or more starting on April 1, 2022 and continuing until the 1st day of March 2052, at which time the entire principal balance together with interest due thereon, shall become due and payable.

2020 acquisitions

Trilosa Investments, LLC

On February 22, 2020, we completed our acquisition, through our subsidiary Trilosa Investments, LLC, the real property located at 3906 Denker Avenue in Los Angeles (“Denker”). The property was vacant at time of purchase. The acquisition was for $535,000 (“Purchase Price”). Terms of the acquisition as follows. (1) A first position note with payment on principal balance of $416,000 issued by the Property Owner, Trilosa, owing to lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 6% per annum. Principal and interest payable in monthly installments of $2,494 or more starting on April 1, 2020, and continuing until the 1st day of March 2050, at which time the entire principal balance together with interest due thereon, shall become due and payable. The initial fixed interest rate will change to an adjustable interest rate on the 1st day of March 2025, and the adjustable interest rate may change on that day every 12th month thereafter. The date on which the initial fixed interest rate changes to an adjustable interest rate, and each date on which my adjustable interest rate could change. (2) A $140,000 second position note owing by Trilosa, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $700 or more on the 15th day of each month beginning on the 15th day of March 2020 and continuing until the 14th day of February 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable.

Lantana Investments, LLC

On July 24, 2020 we completed our acquisition, through our subsidiary Lantana Investments, LLC, the real property located at 3408 Budlong Avenue in Los Angeles (“Budlong”). The property was vacant at time of purchase. The acquisition was for $624,000 (“Purchase Price”). Terms of the acquisition as follows. (1) A first position note with payment on principle balance of $470,000 issued by the Property Owner, Lantana, owing to lender, Golden Empire Mortgage, whose terms of payments due are principal and interest, on unpaid principal at the rate of 5% per annum. Principal and interest payable in monthly instalments of $1,958 or more starting on August 24, 2020 and continuing until the 24th day of July 2021, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $175,000 second position note owing by Lantana, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly instalments of $729 or more on the 23rd day of each month beginning on the 23rd day of August 2020 and continuing until the 22nd day of July 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On October 26, 2021, the original notes were refinanced to two notes as follows: (1) A first position note for $620,000 through lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 4.875% per annum. Principal and interest payable in monthly installments of $3,281 or more starting on January 1, 2022, and continuing until the 1st day of December 2051, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $120,000 second position note whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly instalments of $500 or more on the 1st day of each month beginning on December 1, 2021and continuing until the 1st day of November 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

Kapok Investments, LLC

On November 8, 2020 we completed our acquisition, through our subsidiary Kapok Investments, LLC, the real property located at 3912 S. Hill Street in Los Angeles (“Hill”). The property was delivered vacant to Hubilu after seller moved out within 2 weeks after the close of escrow as agreed per purchase contract. Seller paid Hubilu no money for the 2 week period. The acquisition was for $645,000 (“Purchase Price”). Terms of the acquisition as follows. (1) A first position note with payment on principal balance of $516,000 issued by the Property Owner, Kapok, owing the lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest. On unpaid principal at the rate of 6.425% per annum. Principal and interest payable in monthly instalments of $3,236 or more starting on January 1, 2021 and continuing until the 1sr day of December 2050, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $152,000 second position note owing by Kapok, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.425% per annum. Interest only payable in monthly instalments of $814 or more on the 2nd day of each month beginning on the 2nd day of December 2020 and continuing until the 1st day of November 2026, at which time the entire principal balance together with interest due thereon, shall become due and payable.

2019 acquisitions

Elata Investments, LLC

On July 12, 2019, the Company closed on the acquisition of Elata Investments, LLC. On March 22, 2019 the company entered into a purchase contract to purchase personal property (“the Elata Agreement”) with Adlon Investments, LLC, Wyoming Limited Liability Company (“Adlon”), to acquire 100% membership interest in Elata Investments, LLC. a Wyoming Limited Liability Company. The Elata Agreement was subject to due diligence and verification of title and rental income. The acquisition was scheduled to close on July 12, 2019 and did close on July 12, 2019. Elata’s sole asset was its real property located at 1267 W. 38th Street, Los Angeles. On July 12th, 2019, the acquisition was completed for $600,300. The terms of the Hubilu membership interest purchase was subject to two loans as follows. (1) A $415,000 first position note owing by Elata, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.50% per annum. Interest only payable in monthly installments of $1,902 or more on the 20th day of each month beginning on the 20th day of August, 2019 and continuing until the 19th day of March 2023, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $185,000 second position note owing by Elata, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6% per annum. Interest only payable in monthly installments of $347 or more on the 20th day of each month beginning on the 20th day of August 2019 and continuing until the 19th day of March 2023, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On April 26, 2021, the original notes for 1267 W. 38th Street were refinanced to one first note for $620,000 through lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 4.975% per annum. Principal and interest payable in monthly installments of $3,319 or more starting on July 1, 2021 and continuing until the 1st day of June 2051, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On December 13, 2019 we completed our acquisition, through our subsidiary, Elata Investments, LLC, the real property located at 4016 Dalton, Los Angeles CA (“Dalton”). The property was vacant at time of purchase. The acquisition was for $530,006 (“Purchase Price”). Terms of the acquisition as follows: (1) A first position note with payment on principal balance of $441,995 issued by the Property Owner, Elata, owing to lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 7.2% per annum. Principal and interest payable in monthly installments of $2,851 or more starting on February 1, 2020 and continuing until the 1st day of January 2050, at which time the entire principal balance together with interest due thereon, shall become due and payable.

The initial fixed interest rate will change to an adjustable interest rate on the 1st day of January, 2025, and the adjustable interest rate may change on that day every 12th month thereafter. The date on which the initial fixed interest rate changes to an adjustable interest rate, and each date on which my adjustable interest rate could change. (2) a $83,005 second position note owing by Elata to Belladonna Lily Investments, Inc (“Bella”), whose terms of payments due were interest only, payable from December 11, 2019 on unpaid principal at the rate of 6% per annum. Interest only payable in monthly installments of $750 or more on the 11th day of each month beginning on the January 11, 2020, and continuing until December 10, 2023, at which time the entire principal balance together with any outstanding interest due thereon, shall become due and payable. The note to Bella in second position was increased to $150,000 at time of initial funding, with the difference of $66,995 being used to fund closing costs, carrying costs and fix up costs.

On May 21, 2021, the original notes for 4016 Dalton were refinanced to one first note for $624,000 through lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 4.975% per annum. Principal and interest payable in monthly installments of $3,340 or more starting on June 1, 2021 and continuing until the 1st day of June 2051, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On December 30, 2019 we completed our acquisition, through our subsidiary, Elata Investments, LLC (“Elata”), the real property located at 1618 West 38th Street, Los Angeles CA (“38th”). The property was vacant at time of purchase. The acquisition was for $635,372 (“Purchase Price”). Terms of the acquisition as follows: (1) A first position note with payment on principal balance of $504,000 issued by the Property Owner, Elata, owing to lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 6.3% per annum. Principal and interest payable in monthly installments of $3,120 or more starting on February 1, 2020 and continuing until the 1st day of January 2050, at which time the entire principal balance together with interest due thereon, shall become due and payable. Note: The initial fixed interest rate will change to an adjustable interest rate on the 1st day of January, 2025, and the adjustable interest rate may change on that day every 12th month thereafter. The date on which the initial fixed interest rate changes to an adjustable interest rate, and each date on which my adjustable interest rate could change. (2) A $126,000 second position note owing by Elata to Belladonna Lily Investments, Inc (“Bella”), whose terms of payments due were interest only, payable from December 11, 2019 on unpaid principal at the rate of 6% per annum. Interest only payable in monthly installments of $750 or more on the 11th day of each month beginning on January 11, 2020, and continuing until December 10, 2025, at which time the entire principal balance together with any outstanding interest due thereon, shall become due and payable. The note to Bella in second position was increased to $150,000 at time of initial funding, with the difference of $24,000 being used to fund closing costs, carrying costs and fix up costs.

Kapok Investments, LLC

On December 31, 2019, the Company closed on the acquisition of Kapok Investments, LLC, (“Kapok”) and its real property asset located at 1981 Estrella, Los Angeles. Under the terms of the Kapok Agreement, the Company was to acquire 100% membership interest in Kapok for $814,574 The property was vacant at time of purchase. Kapok was owned by a related party. The acquisition was subject to two loans as follows: (1) A $600,000 first position note owing by Kapok to Belladonna Lily Investments, Inc. (“Bella”) whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $2,500 or more on the 1st day of each month beginning on the 1st day of January 2020 and continuing until the 30th day of November 2023, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $288,000 second position note owing by Kapok to Bella, whose terms of payments due were interest only, payable on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $1,200 or more on the 1st day of each month beginning on the 1st day of February 2020 and continuing until the 30th day of November 2023 at which time the entire principal balance together with interest due thereon, shall become due and payable.

On May 17, 2021, the original notes for 1981 Estrella were refinanced to one first position note for $920,000 with Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 5.225% per annum. Principal and interest payable in monthly installments of $5,066 or more starting on July 1, 2021 and continuing until the 1st day of June 2051, at which time the entire principal balance together with interest due thereon, shall become due and payable.

Trilosa Investments, LLC

On December 31, 2019, the Company acquired 100% membership interest in Trilosa Investments, LLC, a Wyoming Limited Liability Company (“Trilosa”) which was owned by a related party. Trilosa’s sole asset was the real property located at 717 W. 42nd Place, Los Angeles CA. Under the terms of the Trilosa Agreement, the Company acquired 100% membership interest in Trilosa for $471,000 (“the Purchase Price”) payable as follows: (1) subject to a $337,167 first position mortgage with payment on principal balance of $337,167 owing to lender, Fay Servicing, Inc., interest only from January 1, 2020 on unpaid principal at the rate of 6.85% per annum in monthly installments of $1,925 or more on the 1st day of each month, beginning with the first payment on the 1st day of February 2020 and continuing until 1st day of November 2048. (2) A $133,500 second position note owing by Trilosa to Belladonna Lily Investments, Inc (“Bella”), whose terms of payments due were interest only, payable from January 1, 2020, on unpaid principal at the rate of 6.85% per annum. Interest only payable in monthly installments of $762 or more on the 1st day of each month beginning on the February 1, 2020, and continuing until April 30, 2029 at which time the entire principal balance together with any outstanding interest due thereon, shall become due and payable. Balance of purchase price paid in cash.

Boabab Investments, LLC

On December 31, 2019, the Company acquired 100% membership interest in Boabab Investments, LLC, a Wyoming Limited Liability Company (“Boabab”) which was owned by a related party. Boabab’s sole asset was the real property located at 2115 Portland Street, Los Angeles CA. Under the terms of the Boabab Agreement, the Company was to acquire 100% membership interest in Boabab for $942,300 (“the Purchase Price”) payable as follows: (1) a $ first position mortgage with payment on principal balance of $616,899 owing to lender, Nexera Holding, LLC dba Newfi Lending, a Delaware Corporation. interest only from July 1, 2019 on unpaid principal at the rate of 6.00% per annum in monthly installments of $3,721 or more on the 1st day of each month, beginning with the first payment on the 1st day of January 2020 and continuing until 1st day of June 2049. Note: The initial fixed interest rate will change to an adjustable interest rate on the 1st day of June, 2024, and the adjustable interest rate may change on that day every 12th month thereafter. The date on which the initial fixed interest rate changes to an adjustable interest rate, and each date on which my adjustable interest rate could change. (2) A $325,000 second position note owing by Boabab to Belladonna Lily Investments, Inc (“Bella”), whose terms of payments due were interest only, payable from December 31, 2019 on unpaid principal at the rate of 5.00% per annum. Interest only payable in monthly installments of $1,354 or more on the 1st day of each month beginning on the 1st day of February, 2020, and continuing until 31th day of July 2029, at which time the entire principal balance together with any outstanding interest due thereon, shall become due and payable.

2018 acquisitions- related party

Sunza Investments, LLC

On May 30, 2018, the Company entered into a contract to purchase personal property (“the Sunza Agreement”) with Adlon Investments, Inc. a Wyoming Corporation (“Adlon”), to acquire its 100% membership interest in Sunza Investments, LLC, a Wyoming Limited Liability Company (“Sunza”). Adlon was 100% owned by Jacaranda Investments, Inc., a Wyoming Corporation (“Jacaranda”), which was previously owned by the Company’s Chairman and CEO. Adlon Investments, Inc., Jacaranda Investments, Inc., were related parties to this purchase. The purchase closed on May 31, 2018. Sunza’s sole asset was the real property located at 3910 Walton Avenue, Los Angeles, CA 90037 (the “Property”). Under the terms of the Sunza Agreement, the Company’s purchase price is $510,000 (“the Purchase Price”), which is comprised of the following: (1) a $325,500 promissory note dated April 5, 2018 (the “Note”) and a First Deed of Trust, secured by the Property, whereby Sunza, as Trustee of the 3910 Walton Avenue Trust, dated April 3, 2018 (“Maker”) promises to pay Belladonna Lily Investments, Inc, a Wyoming Corporation the sum of $325,500 with interest only from April 5, 2018 on unpaid principal at the rate of 6% per annum. The Company is paying monthly instalment payments of $1,627 until April 30, 2020, at which time the entire principal balance together with interest due thereon, shall become due and payable; and (2) a $184,500 promissory note (the “2nd Note”) secured by a 2nd Trust Deed and payable to Belladonna Lily Investments, Inc, a Wyoming Corporation with interest only until the April 30, 2020, at which time the entire Principal balance together with interest is due thereon, shall become due and payable.

On July 18, 2019, the original notes for 3910 Walton were refinanced to one first note for $570,000 through lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 5% per annum. Principal and interest payable in monthly installments of $3,060 or more starting on September 1, 2019, and continuing until the 1st day of August 2049, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On September 27, 2018, the Company closed the acquisition of the real property located at 3910 Wisconsin Street, Los Angeles California for a purchase price of $487,500. The terms of the acquisition is subject to three loans: (1) A first position note (the “1st Note”) with unpaid principal balance of $252,228 taken subject to the Property Sellers owing their lender, whose terms of payments are principal and interest, with payments commencing November 1, 2018, on unpaid principal at the rate of 4.375% per annum. Interest only payable in monthly installments of $1,627 or more on the 1st day of each month beginning on the November 1, 2018, and continuing until October 1, 2036, at which time the entire principal balance together with interest due thereon, shall become due and payable; (2) A $200,000 second position note owing by Sunza to Yerba Mate Corporation, whose terms of payments due were interest only, payable from November 1, 2018 on unpaid principal at the rate of 9% per annum. Interest only consist of interest only monthly installments of $1,500 that commenced on November 1, 2018, and continuing until October 31, 2020, at which time the entire principal balance together with any outstanding interest due thereon, shall become due and payable; and (3) a $40,000 third position note owing by Sunza to Belladonna Lily Investments, Inc., whose terms of payments consist of interest only monthly installments at the rate of 9% per annum at the amount of $300 payable from November 1, 2018 until April 30, 2022, at which time the entire principal balance together with any outstanding interest due thereon, shall become due and payable.

On February 25, 2022 the original notes for 3910 Wisconsin were refinanced to one first note for $700,000 with Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 5.225% per annum. Principal and interest payable in monthly installments of $3,855 or more starting on April 1, 2022, and continuing until the 1st day of March 2052, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

Under the terms of the Lantana Agreement, the Company acquired the 100% membership interest in Lantana for $643,500 (“the Purchase Price”) payable as follows: (1) a $443,500 promissory note (the “Lantana Note”) with principal and interest payments of $2,532 payable until the October 30, 2048, at which time the entire principal balance together with interest is due thereon. The Lantana Note is secured by a 1st Trust Deed and is fixed for 7 years and thereafter adjusted to 1-year LIBOR plus 5.25%; and (2) a $200,000 promissory note (the “Lantana Second Note”) secured by a 2nd Trust Deed and owing to Belladonna Lily Investments, Inc. The Lantana Second Note bears interest at 6.85% per annum with interest only monthly payments of $1,142 until October 30, 2022 at which time the entire principal balance together with interest due thereon, shall become due and payable.

On May 17, 2021, the original notes for 1557 W. 29th Street were refinanced to one first note for $620,000 through lender, Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 4.975% per annum. Principal and interest payable in monthly installments of $3,319 or more starting on July 1, 2021, and continuing until the 1st day of June 2051, at which time the entire principal balance together with interest due thereon, shall become due and payable.

2017 acquisitions- related party

Akebia Investments, LLC

On April 10, 2017, the Company completed its acquisition of all of the outstanding membership interests (the “Akebia Acquisition”) of Akebia Investments, LLC (“Akebia”) for $892,287 (the “Purchase Price”). Akebia’s sole asset is the real property located at 3711 South Western Avenue, Los Angeles, California (the “Akebia Property”). The Akebia Acquisition has been accounted for as an asset acquisition with the proceeds allocated entirely to the Akebia Property. There was no contingent consideration associated with the Akebia Acquisition.

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

On December 1, 2021, the original notes for 3711 South Western Avenue changed to one $700,000 promissory note secured by a 1st Trust Deed, owing to Belladonna Lily Investments, Inc., replacing the existing notes, at an interest of 5.00% per annum with interest only monthly payments of $2,927 starting on January 1, 2022, until December 1, 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

Under the terms of the Zinnia Acquisition, the Company’s consideration for the Purchase Price was: (1) a $655,000 All Inclusive Deed of Trust (“Zinnia AITD”), owing to Esteban Coaloa, secured by the Zinnia Property and a promissory note (the “Zinnia Note”), which bears interest at 6% and (2) 270,000 shares of the Company’s Series 1 Convertible Preferred Stock at an issuance price of $1.00 per share, for $270,000. The Zinnia AITD was reduced to $654,810 after adjustments for closing costs at the date of purchase of the Zinnia Property.

The Zinnia AITD includes terms of repayment of $145,000 one year from the date of inception and the remaining balance due on the Zinnia Note’s second anniversary date, extended to April 20, 2029. Once the initial repayment of $145,000 has been made, the interest rate on the remaining balance of the Zinnia AITD will be reduced to the greater of 3.5% per annum or the 11th District Cost of Funds Index plus 2.8% including a provision that the rate cannot be greater than 9.0%.

NOTE 7 – DUE TO RELATED PARTY

As of December 31, 2023 and 2022, the Company owed Jacaranda Investments, Inc., $474,271. These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded imputed interest charges of $89,913 and $46,226, which was credited to additional paid-in capital for the years ended December 31, 2023 and 2022, respectively.

NOTE 8 – MORTGAGES PAYABLE, RELATED PARTIES

The Company’s mortgages payable to related parties are as follows:

	Principal balance		Stated
	December 31, 2023	December 31, 2022	Interest Rate	Maturity date
2909 South Catalina Street	599,594	599,594	6.00%	April 20, 2029

On April 10, 2017 Esteban Coaloa loaned the Company $655,000 via an All Inclusive Trust Deed (“AITD”) as part of the purchase of 2909 S. Catalina Street, Los Angeles, CA. This loanis considered a related party loan because Esteban Coaloa’s preferred stock holding, if converted to common stock at current share price would result in him owning > 5% of the Company. This is an interest only note with principal due on April 20, 2029.

NOTE 9 – MORTGAGES PAYABLE

The Company’s mortgages are summarized as follows:

	Principal balance		Stated
	December 31, 2023	December 31, 2022	Interest Rate	Maturity date
3711 South Western Ave	$643,585	$643,585	5.00%	December 1, 2029
3910 Walton Ave.	529,258	539,547	5.00%	August 1, 2049
3910 Wisconsin Street	679,788	691,349	5.225%	March 1, 2052
1557 West 29 Street	593,956	605,129	4.975%	June 1, 2051
1267 West 38 Street	596,195	606,053	4.975%	June 1, 2051
4016 Dalton Avenue	600,038	609,959	4.975%	June 1, 2051
1618 West 38 Street
- First Note	477,482	484,883	6.30%	January 1, 2050
- Second Note	150,000	150,000	6.00%	December 10, 2025
1981 Estrella Ave	883,908	899,278	5.225%	June 1, 2051
717 West 42 Place
- First Note	335,167	336,267	6.85%	November 1, 2048
- Second Note	134,968	134,968	6.85%	April 30, 2029
2115 Portland Street
- First Note	582,438	591,836	6.00%	June 1, 2049
-Second Note	319,776	319,776	5.00%	July 31, 2029
3906 Denker
-First Note	395,159	401,181	6.00%	March 1, 2050
-Second Note	185,000	185,000	6.00%	February 14, 2025
3408 Budlong
-First Note	598,527	609,626	4.875%	December 1, 2051
-Second Note	120,000	120,000	5.00%	November 1, 2029
3912 S. Hill Street
-First Note	496,174	503,094	6.425%	December 1, 2050
- Second Note	152,000	152,000	6.425%	November 1, 2026
4009 Brighton Avenue	708,367	720,010	4.875%	November 1, 2051
3908 Denker Avenue	620,547	630,515	4.975%	December 1, 2051
4021 Halldale Avenue	755,111	766,071	6.575%	October 1, 2052
1284 W. 38th Street
-First Note	637,267	648,605	4.625%	March 1, 2052
-Second Note	188,000	188,000	5.25%	June 30, 2029
4505 Orchard Avenue	637,567	648,282	4.625%	March 1, 2052
3777 Ruthelen Street	699,061	711,326	4.625%	March 1, 2052
3791 S. Normandie Avenue
- First Note	606,567	615,682	5.225%	April 1, 2052
-Second Note	150,000	150,000	5.00%	March 1, 2029
2029 W. 41st Place	820,000	809,900	6.00%	December 31, 2029
4517 Orchard Avenue
-First Note	471,632	479,070	5.225%	April 1, 2052
-Second Note	158,000	158,000	5.00%	March 1, 2029
1733 W. 37th Place
-First Note	573,167	567,450	11.00%	March 22, 2024
-Second Note	100,000	100,000	6.00%	March 31, 2029

Hubilu General Loan	275,000	275,000	0%	Due upon request

	$15,873,705	$16,051,442
Less: current maturities	768,961	1,640,175
Mortgages payable	$15,104,744	$14,411,267

Scheduled repayments on mortgages payable, including paying off interest only loans and mortgages due are as follows:

Year ending December 31, 2023
2024	$768,961
2025	538,567
2026	366,329
2027	225,819
2028	237,933
Thereafter	13,736,096
$15,873,705

NOTE 10 – SERIES 1 CONVERTIBLE PREFERRED SHARES

The Company has authorized and designated 2,000,000 shares of Series 1 convertible preferred stock (the “Preferred Stock”). In September 2016, the Company issued 10,400 shares of Preferred Stock at an issuance price of $1 per share, for proceeds of $10,400 and in April 2017, the Company issued 450,000 shares of Preferred Stock in connection with the Akebia and Zinnia Acquisitions. (Notes 6 and 8). In January 2018, the Company issued 20,000 shares of Preferred Stock at an issuance price of $1 per share, for proceeds of $20,000. In March 2018, the Company issued 20,000 shares of Preferred Stock at an issuance price of $1.00 per share, for gross proceeds of $20,000. On May 11, 2021, the Company issued 10,000 shares of Preferred Stock at an issuance price of $1.00 per share, for gross proceeds of $10,000. On July 6, 2022, the Company issued 10,000 shares of Preferred Stock at an issuance price of $1.00 per share, for gross proceeds of $10,000.

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

The Preferred Stock matures on September 30, 2029.

The predominant settlement obligation of the Series 1 Convertible Preferred shares was considered to be the issuance of a variable number of shares to settle a fixed monetary amount. Thus, these shares are scoped into the guidance of ASC 480-10 and are accounted for as a liability as at December 31, 2023 and 2022.

	# of Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2021	510,400	$510,400	$107,074	$617,474
Dividends accrued	-	-	46,440	46,440
Shares issued	10,000	10,000		10,000

Balance, December 31, 2022	520,400	520,400	153,514	$673,914
Dividends accrued	-	-	25,949	25,949
Shares issued	0	0	0	0
Balance, December 31, 2023	520,400	$520,400	$179,463	$699,863

NOTE 11 – INCOME TAXES

The Company did not record a provision for income taxes for the years ended December 2023 and 2022 and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2023, the Company had approximately $288,162 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2041.

The provision (benefit) for income taxes for the period from inception through December 31, 2023 were assuming a 21% effective tax rate.

Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2023	December 31, 2022
		(Revised)

Net operating loss carry-forwards	$288,162	$230,342
Valuation allowance	(288,162)	(230,342)
	$-	$-

The Company has incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2023.

In accordance with ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

NOTE 12 - Stockholders’ Equity (Deficit)

Common Stock

No common stock was issued during the years ended December 31, 2023 and 2022.

Preferred Stock

No preferred stock was issued during the year ended December 31, 2023.

One July 6, 2022, 10,000 shares of our Series 1 Preferred Stock were issued at $1.00 per share valued at $10,000 to one accredited investor.

NOTE 13 - COMMITMENT AND CONTINGENCIES

Office Lease

During the year ended December 31, 2020, the Company released half of our office space back to the landlord on a month-to-month at our office in Beverly Hills, CA. The monthly rent reduced to $1,300 as of June 1, 2020. Our current rent amount is $1,395. For the year ended December 31, 2023, we paid $16,353 in rent, compared to $15,964 for the year ended December 31, 2022.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operation.

NOTE 14 – SUBSEQUENT EVENTS

On March 16, 2024, the first note for 1733 W. 37th Place was refinanced for $595,000 wish Visio Financial Services, Inc, whose terms of payments due are principal and interest, on unpaid principal at the rate of 7.225% per annum. Principal and interest payable in monthly installments of $4,048.86 or more starting on May 1, 2024, and continuing until the 1st day of April 2054, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2023 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2023. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Material weaknesses identified:

●	The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

●	The Company’s system of internal controls failed to identify multiple journal entries that were identified by the Company’s external auditor.

●	The Company has no formal control process related to the identification and approval of related party transactions.

●	Our Company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2023 assessment of the effectiveness of our internal control over financial reporting.

Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

(c) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors serve until their successor is elected and qualified. Our directors elects our officers to a term of one (1) year and they serve until their successors are duly elected and qualified, or until they are removed from office. The board of directors has no nominating or compensation committees.

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Title(s)
David Behrend	56	Chairman, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer

Tracy Black-Van Wier	49	Secretary and Vice President, Investor Relations

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

No member of management will be required by us to work on a full-time basis. Accordingly, certain conflicts of interest may arise between us and our officer and director in that he may have other business interests in the future to which he devotes his attention, and he may be expected to continue to do so although management time must also be devoted to our business. Thus, conflicts of interest may arise that can be resolved only through his exercise of such judgment as is consistent with each officer’s understanding of his fiduciary duties to us. During other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a business opportunity should be presented

To resolve such potential conflicts of interest, our officers and directors have orally agreed that any opportunities that they are aware of independently or directly through their association with us (as opposed to disclosure to them of such business opportunities by management or consultants associated with other entities) would be presented by them solely to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Currently we have two directors and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

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

Board of Directors

Our directors hold office until the completion of his term of office, which is not longer than one year, or until his successor(s) have been elected. Our directors’ term of office expires on March 31, 2027. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the year ended December 31, 2023 and 2022, compensation awarded to or paid to, or earned by, our Chief Executive Officer and other officers (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
David Behrend CEO, President, CFO and Director	2023	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

	2023	69,752		-	-	-	-	-	69,752
Tracy Black Van Wier, Secretary& Vice President of Investor Relations	2022	70,989		-	-	-	-	-	70,989

We have no formal employment arrangement with Mr. Behrend. Mr. Behrend has not, and does not receive any compensation. Mr. Behrend’s compensation amounts will be formalized if his annual compensation ever exceeds $50,000.

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Except as set forth above none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2023 and 2022.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2023 the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of December 31, 2023 we had 26,237,125 shares of common stock outstanding, which are held by 57 shareholders. There are not any pending or anticipated arrangements that may cause a change in control.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Jacaranda3 Investments, Inc. (1) 205 South Beverly Drive, Suite 205 Beverly Hills, CA 90212	25,000,000	95.28%

Common Stock	Tracy Black-Van Wier-Secretary 5/26/2020 - 12/31/2021 205 South Beverly Drive, Suite 205 Beverly Hills, CA 90212	76,625	0.29%

	All Officers and Directors as a Group (2 persons)	25,076,625	95.57%

Preferred Stock (Related Party)	Esteban Coaloa	139,500	26.81%

(1)	David Behrend, the sole shareholder of Jacaranda3 Investments, Inc., has dispositive control over the shares. Since he will continue to control us, investors in our common or preferred offering will be unable to change the course of our operations. Thus, our shares lack the value normally attributable to voting rights. This could result in a reduction in value of the shares you own because of their ineffective voting power.
(2)	Esteban Coaloa’s preferred stock holding, if converted to common stock at current share price would result in him owning > 5% of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Other than the transactions described below, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and
●	in which any director, executive officer, stockholders who beneficially owns more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

None.

Policies and Procedures for Related Person Transactions

Our officers and directors are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities. During other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a business opportunity should be presented.

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

Item 14. Principal Accountant Fees and Services.

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2023 and 2022.

Audit and Non-Audit Fees

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	2023	2022

Audit Fees(1)	$46,000	$42,900
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$46,000	$42,900

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

Our board of directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our Directors have considered the nature and amount of fees billed or expected to be billed by M&K and believes that the provision of services for activities unrelated to the audit was compatible with maintaining M&K’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBITS

The following exhibits are filed as part of this registration statement, pursuant to Item 601 of Regulation S-K.

Exhibit	Description of Document
3.1	Certificate of Incorporation (incorporate by reference to Exhibit 3.1 of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.2	Certificate of Correction of Certificate of Incorporation (incorporate by reference to Exhibit 3.1a of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.3	Bylaws (incorporate by reference to Exhibit 3.2 of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.4	Form of Stock Certificate (incorporated by reference to Exhibit 3.3 of Form 8-A12G filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 21, 2016)
4.1	Certificate of Designations of 5% Voting, Cumulative Convertible Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 21, 2016)
4.2	Certificate of Designations of 5% Voting, Cumulative Convertible Series 1 Preferred Stock (incorporated by reference to Exhibit 4.2 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 21, 2016)
4.3*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Purchase Contract, dated as of August 18, 2016, among Hubilu Venture Corporation and Zinnia Investments, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 14, 2017)
10.2	Purchase Contract, dated as of September 26, 2016, among Hubilu Venture Corporation and Akebia Investments, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 14, 2017)
10.3	Purchase Contract, dated as of May 30, 2018, among Hubilu Venture Corporation and Sunza Investments, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 24, 2019)
10.4	Purchase Contract, dated as of September 25, 2018, among Hubilu Venture Corporation and Sunza Investments, LLC and Jose Alfaro and Claudia Novoa (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 24, 2019)
10.5	Purchase Contract, dated as of October 19, 2018, among Hubilu Venture Corporation and Lantana Investments, LLC (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 24, 2019)
10.6	Purchase Contract, dated as of December 31, 2018, among Hubilu Venture Corporation and Lantana Investments, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on September 5, 2019)
10.7	Purchase Contract, dated as of July 16, 2019, among Hubilu Venture Corporation and Elata Investments, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on September 5, 2019)
10.8	Buyer’s Final Settlement Statement, dated as of December 13, 2019 between Elata Investments, LLC and Ava Gillett (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 16, 2020)
10.9	Buyer’s Final Settlement Statement, dated as of December 30, 2019 between Elata Investments, LLC and Raul Oseguera (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 16, 2020)
10.10	Buyer’s Final Settlement Statement, dated as of December 31, 2019 between Kapok Investments, LLC and Adlon Investments, LLC (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 16, 2020)
10.11	Buyer’s Final Settlement Statement, dated as of December 31, 2019 between Trilosa Investments, LLC and Hubilu Venture Corporation (incorporated by reference to Exhibit 10.4 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 16, 2020)
10.12	Buyer’s Final Settlement Statement, dated as of December 31, 2019 between Boabab Investments, LLC and Hubilu Venture Corporation (incorporated by reference to Exhibit 10.5 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 16, 2020)
10.13	Purchase Contract, dated as of June 8, 2021 among Sunza Investments, LLC and Derek Morris, TTEE (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 20, 2021)
10.14	Purchase Contract, dated as of April 17, 2021 among Zinnia Investments, LLC and Mi Ra Ko and Irene Min Choi (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 20, 2021)
10.15	Purchase Contract, dated as of June 28, 2021 among Zinnia Investments, LLC and Joo Young and Ku Kang (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 20, 2021)
10.16	Purchase Contract, dated as of July 21,2021 among Lantana Investments, LLC and Evalyn E. Forster and Avrumie Schnitzer (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on February 9, 2022)
10.17	Disclosure regarding real estate agency relationship (incorporated by reference to Exhibit 10.1a of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on February 9, 2022)
10.18	Purchase Contract, dated as of August 17, 2021 among Boabab Investments, LLC and Letictia Elder (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on February 9, 2022)
10.19	Addendum to Purchase Contract, dated as of August 17, 2021 among Boabab Investments, LLC and Letictia Elder (incorporated by reference to Exhibit 10.2a of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on February 9, 2022)
10.20	Purchase Contract, dated as of November 11, 2021 among Boabab Investments, LLC and Gertrude M. Williams and GM Williams Living Trust (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on February 9, 2022)
10.21	Purchase Contract, dated as of December 6, 2021 among Boabab Investments, LLC and Magnum Property Investments, LLC (incorporated by reference to Exhibit 10.4 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on February 9, 2022)
10.22	Purchase Contract, dated as of January 4, 2021 among Trilosa Investments, LLC and Blackwell Nadine H O Trust (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on March 4, 2022)
10.23	Purchase Contract, dated as of February 2, 2022 among Mopane Investments, LLC and Omari Mack (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on March 28, 2022)
14.1	Code of Ethics (incorporate by reference to Exhibit 14.1 of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
21.1*	Subsidiaries of Hubilu Venture Corporation (9)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.

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

/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer) and
Director

Dated:	April 16, 2024

