Form 10-Q
period 2024-03-31
Hubilu Venture Corp
filed 2024-05-15
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	HBUV	OTC Pink

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2024 the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 26,237,125.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current assets:
Cash	$14,838	$24,564
Accounts receivable	2,801	2,100
Prepaid expenses	1,490	9,500
Total current assets	19,129	36,164

Real estate:
Land	11,800,304	11,800,304
Building and capital improvements	5,475,304	5,458,695
Property acquisition and financing	296,463	296,463
Less: accumulated depreciation	(802,486)	(762,406)
Total real estate, net	16,769,585	16,793,056

Security deposits	52,825	6,600

Total assets	$16,841,539	$16,835,820

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$16,224	$21,250
Advanced rents received	3,684	10,124
Accrued interest	40,860	39,402
Security deposits payable	308,740	300,383
Due to related party, current maturities	474,271	474,271
Mortgages payable, current maturities	200,777	768,961
Dividends payable	185,932	179,463
Total current liabilities	1,230,488	1,793,854

Mortgages payable, related party	599,594	599,594
Mortgages payable, net of $14,040 and $-0- of debt discounts at March 31, 2024 and 2023, respectively	15,656,628	15,104,744
Convertible preferred stock payable	520,400	520,400

Total liabilities	18,007,110	18,018,592

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,237,125 shares issued and outstanding	26,237	26,237
Additional paid-in capital	934,310	911,894
Accumulated deficit	(2,126,118)	(2,120,903)
Total stockholders’ equity (deficit)	(1,165,571)	(1,182,772)

Total liabilities and stockholders’ equity (deficit)	$16,841,539	$16,835,820

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Rental Income	$518,978	$408,838

Operating expenses:
General and administrative	53,563	27,695
Salaries and benefits	14,400	15,900
Utilities	14,846	17,400
Professional fees	24,717	18,800
Property taxes	44,360	41,546
Repairs and maintenance	70,116	-
Depreciation	40,080	56,022
Total operating expenses	262,082	177,363

Net operating income	256,896	231,475

Other income (expense):
Dividends expense	(6,469)	(6,398)
Interest expense	(247,895)	(228,804)
Loss on early extinguishment of debt	(7,747)	-
Total other income (expense)	(262,111)	(235,202)

Net loss	$(5,215)	$(3,727)

Weighted average common shares outstanding - basic and diluted	26,237,125	26,237,125
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2023	26,237,125	$26,237	$911,894	$(2,120,903)	$(1,182,772)

Imputed interest	-	-	22,416	-	22,416

Net loss	-	-	-	(5,215)	(5,215)

Balance, March 31, 2024	26,237,125	$26,237	$934,310	$(2,126,118)	$(1,165,571)

	For the Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2022 (Revised)	26,237,125	$26,237	$821,981	$(1,845,571)	$(997,353)

Imputed interest	-	-	12,933	-	12,933

Net loss	-	-	-	(3,727)	(3,727)

Balance, March 31, 2023	26,237,125	$26,237	$834,914	$(1,849,298)	$(988,147)

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,215)	$(3,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40,080	56,022
Imputed interest	22,416	12,933 10
Cumulative preferred stock dividends payable	6,469	6,398
Amortization of debt discounts	47	-
Loss on early extinguishment of debt	7,747	-
Decrease (increase) in current assets:
Accounts receivable	(701)	-
Prepaid expenses	8,010	-
Security deposits	(46,225)	-
Increase (decrease) in current liabilities:
Accounts payable	(5,026)	-
Advanced rents received	(6,440)	82,150
Accrued expenses	1,458	774
Security deposits payable	8,357	(8,120)
Net cash provided by operating activities	30,977	146,430

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(16,609)	(106,984)
Net cash used in investing activities	(16,609)	(106,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from mortgages payable	25,000	10,100
Repayments on mortgages payable	(49,094)	(53,133)
Net cash used in financing activities	(24,094)	(43,033)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,726)	(3,587)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,564	92,068
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,838	$88,481

SUPPLEMENTAL INFORMATION:
Interest paid	$223,974	$221,495
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Debt discounts on refinanced mortgages	$14,087	$-

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Hubilu Venture Corporation (“the Company,” “we,” “our” or “us”) was incorporated under the laws of the state of Delaware on March 2, 2015 and is a real estate consulting, asset management and business acquisition company, which specializes in acquiring student housing and corporate income properties and development/business opportunities located near the Los Angeles Metro/subway stations and within the Los Angeles area.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the rules of the Securities and Exchange Commission (SEC). Intercompany accounts and transactions have been eliminated.

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at March 31, 2024:

State of
Name of Entity	Incorporation	Relationship
Hubilu Venture Corporation(1)	Delaware	Parent
Akebia Investments, LLC(2)	Wyoming	Subsidiary
Boabab Investments, LLC(2)	Wyoming	Subsidiary
Elata Investments, LLC(2)	Wyoming	Subsidiary
Kapok Investments, LLC(2)	Wyoming	Subsidiary
Lantana Investments, LLC(2)	Wyoming	Subsidiary
Mopane Investments, LLC(2)	Wyoming	Subsidiary
Sunza Investments, LLC(2)	Wyoming	Subsidiary
Trilosa Investments, LLC(2)	Wyoming	Subsidiary
Zinnia Investments, LLC(2)	Wyoming	Subsidiary

(1)	Holding company in the form of a corporation.
(2)	Wholly-owned subsidiary in the form of a limited liability corporation.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Fair Value of Financial Instruments

The Company discloses the fair value of certain assets and liabilities in accordance with ASC 820 – Fair Value Measurement and Disclosures (ASC 820). Under ASC 820-10-05, the FASB establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

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

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements as of March 31, 2024, our balance of cash on hand was $14,838, and we had negative working capital of $1,211,359 and an accumulated deficit of $2,126,118. The Company expects to incur further losses in the development of its business, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In the event revenues do not materialize at the expected rates, management would seek additional financing and would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The condensed consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Our ability to acquire new properties and increase revenues is largely dependent on our success in raising additional capital.

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Significant Concentrations

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total net revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2024, one customer accounted for 65% and 63% of revenue for the three months ended March 31, 2024 and 2023, respectively.

Note 4 – Fair Value of Financial Instruments

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

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of March 31, 2024 and December 31, 2023:

	Fair Value Measurements at March 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$14,838	$-	$-
Total assets	14,838	-	-
Liabilities
Due to related party	-	474,271	-
Mortgages payable, related party	-	599,594	-
Mortgages payable, net of $14,040 of discounts	-	15,857,405	-
Dividends payable	-	185,932	-
Convertible preferred stock payable	-	-	520,400
Total liabilities	-	17,117,202	520,400
	$14,838	$(17,117,202)	$(520,400)

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$24,564	$-	$-
Total assets	24,564	-	-
Liabilities
Due to related party	-	474,271	-
Mortgages payable, related party	-	599,594	-
Mortgages payable	-	15,873,705	-
Dividends payable	-	179,463	-
Convertible preferred stock payable	-	-	520,400
Total liabilities	-	17,127,033	520,400
	$24,564	$(17,127,033)	$(520,400)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2024 or the year ended December 31, 2023.

Note 5 - Real Estate

Acquisitions and Dispositions

The Company didn’t acquire, or dispose of any properties during the three months ended March 31, 2024.

Schedule of Real Estate

The Company’s real estate investments consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Land	$11,800,304	$11,800,304
Buildings and capital improvements	5,475,304	5,458,695
Property acquisition and financing	296,463	296,463
	17,572,071	17,555,462
Less: accumulated depreciation	(802,486)	(762,406)
Total real estate, net	$16,769,585	$16,793,056

Depreciation and amortization expense totaled $40,080 and $56,022 for the three months ended March 31, 2024 and 2023, respectively.

Summary of Changes in Real Estate Investments

The change in the real estate investments is as follows for the three months ended March 31, 2024 and the year ended December 31, 2023:

	Three months ended	Year ended
	March 31, 2024	December 31, 2023

Balance, prior period	$17,555,462	$17,555,462
Acquisitions:	-	-
Real estate investment property, at cost	17,555,462	17,555,462
Capital improvements	16,609	-
Balance, end of period	$17,572,071	$17,555,462

Note 6 – Security Deposits

Security deposits included the following as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
Down payment on purchase of properties	$46,225	$-
Security deposits on office lease	6,600	6,600
	$52,825	$6,600

Note 7 – Due to Related Party

As of March 31, 2024 and December 31, 2023, Jacaranda Investments, Inc., had provided total advances of $474,271. These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded imputed interest charges of $22,416 and $12,933 for the three months ended March 31, 2024 and 2023, respectively, which was credited to additional paid-in capital.

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Mortgages Payable, Related Party

The Company’s mortgages payable to related parties are as follows:

	Principal balance
	March 31,	December 31,	Stated	Maturity
	2024	2023	Interest Rate	Date
2909 South Catalina Street	$599,594	$599,594	6.00%	April 20, 2029

On April 10, 2017, Esteban Coaloa loaned the Company $655,000 via an All Inclusive Trust Deed (“AITD”) as part of the purchase of 2909 S. Catalina Street, Los Angeles, CA. This loan is considered a related party loan due to Esteban Coaloa’s preferred stock holding. If converted to common stock at the current share price, the conversion would result in Mr. Coaloa owning > 5% of the Company’s outstanding common stock. This is an interest only note with principal due on April 20, 2029.

The Company recognized $8,969 and $8,994 of interest expense on notes payable for the three months ended March 31, 2024 and 2023, respectively.

Note 9 - Mortgages Payable

Mortgages payable consists of the following at March 31, 2024 and December 31, 2023, respectively:

	Principal Balance
	March 31,	December 31,	Stated	Maturity
	2024	2023	Interest Rate	Date
3711 South Western Avenue	$643,585	$643,585	5.00%	December 1, 2029
3910 Walton Avenue	526,681	529,258	5.00%	August 1, 2049
3910 Wisconsin Street	676,802	679,788	5.225%	March 1, 2052
1557 West 29 Street	591,075	593,956	4.975%	June 1, 2051
1267 West 38 Street	593,642	596,195	4.95%	June 1, 2051
4016 Dalton Avenue	597,469	600,038	4.975%	June 1, 2051
1618 West 38 Street
- First Note	475,635	477,482	6.30%	January 1, 2050
- Second Note	150,000	150,000	6.00%	December 10, 2025
1981 Estrella Avenue	879,939	883,908	5.225%	June 1, 2051
717 West 42 Place
- First Note	334,867	335,167	6.85%	November 1, 2048
- Second Note	134,968	134,968	6.85%	April 30, 2029
2115 Portland Street
- First Note	579,999	582,438	6.00%	June 1, 2049
- Second Note	319,776	319,776	5.00%	July 31, 2029
3906 Denker
- First Note	393,596	395,159	6.00%	March 1, 2050
- Second Note	185,000	185,000	6.85%	February 14, 2025
3408 Budlong
- First Note	595,666	598,527	4.875%	December 1, 2051
- Second Note	120,000	120,000	5.00%	November 1, 2029
3912 S. Hill Street
- First Note	494,426	496,174	6.425%	December 1, 2050
- Second Note	152,000	152,000	6.425%	November 1, 2026
4009 Brighton Avenue	705,367	708,367	4.875%	November 1, 2051
3908 Denker Avenue	617,977	620,547	4.975%	December 1, 2051
4021 Halldale Avenue	752,892	755,111	6.75%	October 1, 2052
1284 W. 38th Street
- First Note	634,237	637,267	4.625%	March 1, 2052
- Second Note	188,000	188,000	5.25%	June 30, 2029
4505 Orchard Avenue	634,810	637,567	5.00%	March 1, 2052
3777 Ruthelen Street	696,034	699,061	4.625%	March 1, 2052
3791 S. Normandie Avenue
- First Note	604,213	606,567	5.225%	April 1, 2052
- Second Note	150,000	150,000	5.00%	March 1, 2029
2029 W. 41st Place	820,000	820,000	6.00%	December 31, 2029
4517 Orchard Avenue
- First Note	469,790	471,632	5.225%	April 1, 2052
- Second Note	158,000	158,000	5.00%	March 1, 2029
1733 W. 37th Place
- First Note	595,000	573,167	7.225%	April 1, 2054
- Second Note	100,000	100,000	6.00%	May 1, 2029

Hubilu General Loan	300,000	275,000	6.00%	On Demand

Total mortgages payable	$15,871,445	$15,873,705
Less: unamortized debt discounts	14,040	-
Mortgages payable, net of discounts	15,857,405	15,873,705
Less: current maturities	200,777	768,961
Mortgages payable, long-term portion	$15,656,628	$15,104,744

On March 16, 2024, the first note for 1733 W. 37th Place was refinanced for $595,000 with Investor Mortgage Finance, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 7.225% per annum. Principal and interest payable in monthly installments of $4,049 or more starting on May 1, 2024, and continuing until the 1st day of April 2054, at which time the entire principal balance together with interest due thereon, shall become due and payable.

The Company recognized $238,926 and $219,810 of interest expense on notes payable for the three months ended March 31, 2024 and 2023, respectively.

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Convertible Preferred Stock Payable

The Company has authorized 10,000,000 shares of preferred stock, and designated 100,000 and 2,000,000 shares of 5% voting, cumulative convertible Series A (“Series A”) and Series 1 (“Series 1”) preferred stock (collectively, “Preferred Stock”), respectively.

The Series A matures on September 30, 2030, and Series 1 matures on September 30, 2029.

The Preferred Stock has the following rights and privileges:

Voting – The holders of the Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of Preferred Stock could be converted.

Conversion – Each share of Series A preferred stock, is convertible at the option of the holder, into shares of common stock, equal to three hundred thirty-three and 33/100 (333 1/3) shares of common stock, calculated by dividing the number of Series A preferred shares by $0.003. The Series A preferred stock is also subject to certain adjustments for dilution, if any, resulting from future stock issuances, including for any subsequent issuance of common stock at a price per share less than that paid by the holders of the preferred stock.

Each share of Series 1 preferred stock, is convertible at the option of the holder, into shares of common stock, at the lesser of $0.50 per share or a ten percent (10%) discount to the average closing bid price of the common stock 5 days prior to the notice of conversion. The Series 1 preferred stock is also subject to certain adjustments for dilution, if any, resulting from future stock issuances, including for any subsequent issuance of common stock at a price per share less than that paid by the holders of the preferred stock.

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

No shares of Series A preferred stock have been issued to date. Outstanding Series 1 preferred stock is as follows:

	Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2023	520,400	$520,400	$179,463	$699,863
Dividends accrued	-	-	6,469	6,469
Balance, March 31, 2024	520,400	$520,400	$185,932	$706,332

Note 11 – Commitments and Contingencies

Legal Matters

From time to time, the Company may be a party to various legal matters, threatened claims, or proceedings in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Legal accruals are recorded when and if it is determined that a loss related to a certain matter is both probable and reasonably estimable.

Note 12 – Changes in Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 100,000,000 shares of $0.001 par value common stock. As of March 31, 2024, a total of 26,237,125 shares of common stock had been issued. Each holder of common stock is entitled to one vote for each share of common stock held.

No shares of common stock were issued during the three months ended, March 31, 2024.

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended March 31, 2024, and the year ended December 31, 2023, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2024, the Company had approximately $1,113,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2024 and December 31, 2023, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 14 - Subsequent Events

On May 8, 2024, the Company, through its subsidiary, Mopane Investments, LLC, closed on the acquisition of the real property located at 4700 S. Budlong Avenue in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $649,000. The Mopane purchase is subject to two loans as follows: (1) $594,150 first position note owing by Mopane to Center Street Lending VIII SPE, LLC. (“Center Street”), whose terms of payments due were interest only, payable on unpaid principal at the rate of 10.990% per annum. Interest only payable in monthly installments of $4,984 or more on the 1st day of each month beginning on the 1st day of June 2024 and continuing until the 15th day of April 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $175,000 second position note owing by Mopane to Belladonna Lily Investments, Inc. (“Belladonna”), whose terms of payments due were interest only, payable on unpaid principal at the rate of 6% per annum. Interest only payable in monthly installments of $875, or more, on the 1st day of each month beginning on the 1st day of May 2024 and continuing until the 31st day of March 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

We were incorporated under the laws of the state of Delaware on March 2, 2015, and are a real estate consulting, asset management and business acquisition company, that specializes in acquiring student housing and corporate income properties and development/business opportunities located near the Los Angeles Metro/subway stations and within the Los Angeles area.

Due to high demand for houses from students, non- profit, and for-profit corporate tenants around the USC Campus and neighboring Metro/subway stations, we have focused on acquiring multiple houses, remodeling and renting out. Rents have increased dramatically for houses in our target areas, allowing us to target larger and higher priced houses, while factoring in current interest rates.

With multiple properties within a small radius, we’re able to take advantage of economies of scale and benefit from property management efficiencies. Our focus is to continue acquiring houses and expand rental operations.

Going Concern Uncertainty

As of March 31, 2024, our balance of cash on hand was $14,838, and we had negative working capital of $1,211,359 and an accumulated deficit of $2,126,118. We expect to incur further losses in the development of its business; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In the event revenues do not materialize at the expected rates, management would seek additional financing and would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The condensed consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Our ability to acquire new properties and increase revenues is largely dependent on our success in raising additional capital.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended
	March 31,		Increase /
	2024	2023	(Decrease)

Rental income	$518,978	$408,838	$110,140

Operating expenses:
General and administrative	53,563	27,695	25,868
Salaries and benefits	14,400	15,900	(1,500)
Utilities	14,846	17,400	(2,554)
Professional fees	24,717	18,800	5,917
Property taxes	44,360	41,546	2,814
Repairs and maintenance	70,116	-	70,116
Depreciation	40,080	56,022	(15,942)
Total operating expenses	262,082	177,363	84,719

Net operating income	256,896	231,475	25,421

Other income (expense):
Dividends expense	(6,469)	(6,398)	71
Interest expense	(247,895)	(228,804)	19,091
Loss on early extinguishment of debt	(7,747)	-	7,747
Total other income (expense)	(262,111)	(235,202)	26,909

Net loss	$(5,215)	$(3,727)	$1,488

Revenues

Our revenues increased to $518,978 for the three months ended March 31, 2024, compared to $408,838 for the three months ended March 31, 2023, an increase of $110,140, or 27%. The increase is due to a change in City of Los Angeles rent control which allowed for a stronger rent collection.

General and Administrative

General and administrative expenses for the three months ended March 31, 2024 was $53,563, compared to $27,695 for the three months ended March 31, 2023, an increase of $25,868, or 93%. General and administrative expenses increased primarily due to increased property management costs incurred during the current period.

Salaries and Benefits

Salaries and benefits expenses for the three months ended March 31, 2024 was $14,400, compared to $15,900 for the three months ended March 31, 2023, a decrease of $1,500, or 9%.

Utilities

Utilities expense for the three months ended March 31, 2024 was $14,846, compared to $17,400 for the three months ended March 31, 2023, a decrease of $2,554, or 15%. Utilities expense decreased due to additional tenants reimbursing the Company for their own utilities.

Professional Fees

Professional fees expense for the three months ended March 31, 2024 was $24,717, compared to $18,800 for the three months ended March 31, 2023, an increase of $5,917, or 31%. Professional fees consisted of legal, audit and accounting fees, which increased primarily due to increased compliance costs surrounding our year-end audited incurred during the current year.

Property Taxes

Property tax expense for the three months ended March 31, 2024 was $44,360, compared to $41,546 for the three months ended March 31, 2023, an increase of $2,814, or 7%.

Repairs and Maintenance

Repairs and maintenance expense for the three months ended March 31, 2024 was $70,116, compared to $-0- for the three months ended March 31, 2023, an increase of $70,116. Repairs and maintenance expense increased due to greater repairs on certain properties during the current period.

Depreciation

Depreciation expense for the three months ended March 31, 2024 was $40,080, compared to $56,022 for the three months ended March 31, 2023, a decrease of $159,42, or 28%. Depreciation decreased during the current period due to some assets reaching the end of their useful lives.

Other Income (Expense)

Other expense for the three months ended March 31, 2024 was $262,111, compared to $235,202 for the three months ended March 31, 2023, an increase of $26,909, or 11%. During the three months ended March 31, 2024, other expense consisted of $6,469 of dividends expense, $247,895 of interest expense, and a $7,747 loss on early extinguishment of debt related to the refinancing of one of our mortgages. For the three months ended March 31, 2023, other expense increased primarily due to increased interest rates and our loss on early extinguishment of debt incurred during the current period.

Net Loss

Net loss for the three months ended March 31, 2024 was $5,215, compared to $3,727 for the three months ended March 31, 2023, an increase of $1,488, or 40%. The increased net loss was primarily due to increased repairs and maintenance costs and interest expense, as partially offset by increased revenues during the current period.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Current Assets	$19,129	$36,164

Current Liabilities	$1,230,488	$1,793,854

Working Capital Deficit	$(1,211,359)	$(1,757,690)

As of March 31, 2024, we had negative working capital of $1,211,359. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future, and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from rental income and debt financing. As of March 31, 2024, we had cash of $14,838, total liabilities of $18,007,110, and an accumulated deficit of $2,126,118. As of December 31, 2023, we had cash of $24,564, total liabilities of $18,018,592, and an accumulated deficit of $1,182,772.

Cash Flow

Comparison of the Three Months Ended March 31, 2024 and the Three Months Ended March 31, 2023

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Three Months Ended
	March 31,
	2024	2023
Net cash provided by operating activities	$30,977	$146,430
Net cash used in investing activities	(16,609)	(106,984)
Net cash used in financing activities	(24,094)	(43,033)

Net change in cash	$(9,726)	$(3,587)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $30,977 for the three months ended March 31, 2024, compared to $146,430 for the three months ended March 31, 2023, a decrease of $115,453, or 473%. The decrease was primarily due to deposits paid on upcoming property acquisitions and fewer rents received in advance during the current period.

Net Cash Used in Investing Activities

Net cash used in investing activities was $16,609 for the three months ended March 31, 2024, compared to $106,984 for the three months ended March 31, 2023, a decrease of $90,375. This decrease was primarily attributable to fewer capital improvement costs in the current period, compared to the prior period.

Net Cash Used in Financing Activities

Net cash used in financing activities was $24,094 for the three months ended March 31, 2024, compared to $43,033 for the three months ended March 31, 2023, a decrease of $18,939, or 179%. Our decreased cash used in financing activities was primarily from $14,900 of increased proceeds received on debt financing received in the current period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the three-month period ended March 31, 2024 there were no changes to the application of critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or any assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “potential,” “forecasts,” “continue,” or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results will likely differ, and could differ materially, from those projected or assumed in the forward-looking statements. Investors are cautioned not to unduly rely on any such forward-looking statements.

All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Our actual results will likely differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, who are one in the same, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the three-month period ended March 31, 2024, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. We are not currently party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operations.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
3.1	Certificate of Incorporation (incorporate by reference to Exhibit 3.1 of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.2	Certificate of Correction of Certificate of Incorporation (incorporate by reference to Exhibit 3.1a of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.3	Bylaws (incorporate by reference to Exhibit 3.2 of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.4	Form of Stock Certificate (incorporated by reference to Exhibit 3.3 of Form 8-A12G filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 21, 2016)
4.1	Certificate of Designations of 5% Voting, Cumulative Convertible Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 21, 2016)
4.2	Certificate of Designations of 5% Voting, Cumulative Convertible Series 1 Preferred Stock (incorporated by reference to Exhibit 4.2 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 21, 2016)
4.3*	Amended and Restated Certificate of Designations of 5% Voting, Cumulative Convertible Series 1 Preferred Stock
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 of Form 10-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 16, 2024)
10.1*	Promissory Note, dated as of February 27, 2024, among Hubilu Venture Corporation and Belladonna Lily Investments, Inc.
10.2*	Fixed Rate Note, dated as of March 16, 2024, among Hubilu Venture Corporation and Investor Mortgage Finance LLC
21.1	Subsidiaries of Hubilu Venture Corporation (9) (Incorporated by reference to Exhibit 21.1 of Form 10-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 16, 2024)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBILU VENTURE CORPORATION

May 15, 2024	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

