Form 10-Q
period 2024-06-30
Hubilu Venture Corp
filed 2024-08-19
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 19, 2024 the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 26,237,125.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$135,798	$24,564
Accounts receivable	12,830	2,100
Prepaid expenses	493	9,500
Total current assets	149,121	36,164

Real estate:
Land	12,933,049	11,800,304
Building and capital improvements	6,508,628	5,458,695
Property acquisition and financing	423,477	296,463
Less: accumulated depreciation	(857,479)	(762,406)
Total real estate, net	19,007,675	16,793,056

Security deposits	31,600	6,600

Total assets	$19,188,396	$16,835,820

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$45,655	$21,250
Advanced rents received	4,774	10,124
Accrued interest	64,421	39,402
Security deposits payable	295,060	300,383
Due to related party, current maturities	474,271	474,271
Mortgages payable, current maturities	2,210,810	768,961
Dividends payable	192,401	179,463
Total current liabilities	3,287,392	1,793,854

Mortgages payable, related party	599,594	599,594
Mortgages payable	15,981,687	15,104,744
Convertible preferred stock payable	520,400	520,400

Total liabilities	20,389,073	18,018,592

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,237,125 shares issued and outstanding	26,237	26,237
Additional paid-in capital	956,726	911,894
Accumulated deficit	(2,183,640)	(2,120,903)
Total stockholders’ equity (deficit)	(1,200,677)	(1,182,772)

Total liabilities and stockholders’ equity (deficit)	$19,188,396	$16,835,820

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Rental revenue	$531,081	$426,098	$1,050,059	$834,936

Operating expenses:
General and administrative	42,409	8,857	95,972	36,552
Salaries and benefits	19,600	15,700	34,000	31,600
Utilities	3,702	8,485	18,548	25,885
Professional fees	49,583	35,756	74,300	54,556
Property taxes	55,182	49,815	99,542	91,361
Repairs and maintenance	35,672	-	105,788	-
Depreciation	54,993	56,982	95,073	113,004
Total operating expenses	261,141	175,595	523,223	352,958

Net operating income	269,940	250,503	526,836	481,978

Other income (expense):
Dividends expense	(6,469)	(6,469)	(12,938)	(12,867)
Interest expense	(265,337)	(242,395)	(513,232)	(471,199)
Loss on early extinguishment of debt	(55,656)	-	(63,403)	-
Total other income (expense)	(327,462)	(248,864)	(589,573)	(484,066)

Net income (loss)	$(57,522)	$1,639	$(62,737)	$(2,088)

Weighted average common shares outstanding - basic	26,237,125	26,237,125	26,237,125	26,237,125
Net loss per common share - basic	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average common shares outstanding - diluted	26,237,125	26,346,409	26,237,125	26,237,125
Net loss per common share - diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended June 30, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2024	26,237,125	$26,237	$934,310	$(2,126,118)	$(1,165,571)

Imputed interest	-	-	22,416	-	22,416

Net loss	-	-	-	(57,522)	(57,522)

Balance, June 30, 2024	26,237,125	$26,237	$956,726	$(2,183,640)	$(1,200,677)

	For the Three Months Ended June 30, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2023	26,237,125	$26,237	$834,914	$(1,849,298)	$(988,147)

Imputed interest	-	-	13,076	-	13,076

Net income	-	-	-	1,639	1,639

Balance, June 30, 2023	26,237,125	$26,237	$847,990	$(1,847,659)	$(973,432)

	For the Six Months Ended June 30, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	26,237,125	$26,237	$911,894	$(2,120,903)	$(1,182,772)

Imputed interest	-	-	44,832	-	44,832

Net loss	-	-	-	(62,737)	(62,737)

Balance, June 30, 2024	26,237,125	$26,237	$956,726	$(2,183,640)	$(1,200,677)

	For the Six Months Ended June 30, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022 (Revised)	26,237,125	$26,237	$821,981	$(1,845,571)	$(997,353)

Imputed interest	-	-	26,009	-	26,009

Net loss	-	-	-	(2,088)	(2,088)

Balance, June 30, 2023	26,237,125	$26,237	$847,990	$(1,847,659)	$(973,432)

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(62,737)	$(2,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	95,073	113,004
Imputed interest	44,832	26,009
Cumulative preferred stock dividends payable	12,938	12,867
Loss on early extinguishment of debt	63,403	-
Decrease (increase) in current assets:
Accounts receivable	(10,730)	-
Prepaid expenses	9,007	-
Security deposits	(25,000)	-
Increase (decrease) in current liabilities:
Accounts payable	24,405	-
Advanced rents received	(5,350)	14,375
Accrued expenses	25,019	1,547
Security deposits payable	(5,323)	29,010
Net cash provided by operating activities	165,537	194,724

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(487,792)	(222,434)
Net cash used in investing activities	(487,792)	(222,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from mortgages payable	530,000	102,100
Repayments on mortgages payable	(96,511)	(134,866)
Net cash provided by (used in) financing activities	433,489	(32,766)

NET CHANGE IN CASH AND CASH EQUIVALENTS	111,234	(60,476)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,564	92,068
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135,798	$31,592

SUPPLEMENTAL INFORMATION:
Interest paid	$445,243	$443,643
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Acquisition of properties financed with debt	$1,821,900	$-

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2024:

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

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements as of June 30, 2024, our balance of cash on hand was $135,798, and we had negative working capital of $3,138,271 and an accumulated deficit of $2,183,640. The Company expects to incur further losses in the development of its business, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In the event revenues do not materialize at the expected rates, management would seek additional financing and would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For the six months ended June 30, 2024, one customer accounted for 54% and 64% of revenue for the six months ended June 30, 2024 and 2023, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of June 30, 2024 and December 31, 2023:

	Fair Value Measurements at June 30, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$135,798	$-	$-
Total assets	135,798	-	-
Liabilities
Due to related party	-	474,271	-
Mortgages payable, related party	-	599,594	-
Mortgages payable	-	18,192,497	-
Dividends payable	-	192,401	-
Convertible preferred stock payable	-	-	520,400
Total liabilities	-	19,458,763	520,400
Net asset (liabilities)	$135,798	$(19,458,763)	$(520,400)

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$24,564	$-	$-
Total assets	24,564	-	-
Liabilities
Due to related party	-	474,271	-
Mortgages payable, related party	-	599,594	-
Mortgages payable	-	15,873,705	-
Dividends payable	-	179,463	-
Convertible preferred stock payable	-	-	520,400
Total liabilities	-	17,127,033	520,400
Net asset (liability)	$24,564	$(17,127,033)	$(520,400)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended June 30, 2024 or the year ended December 31, 2023.

Note 5 - Real Estate

Property Acquisitions

On June 27, 2024, we completed an acquisition, through our subsidiary Mopane Investments, LLC, the real property located at 1457 W. 35th Street in Los Angeles (“Mopane”). The property was vacant at the time of purchase. The acquisition was for $710,000 (“Purchase Price”). Terms of the acquisition are as follows: (1) A first position note with payment on principal balance of $624,750 issued by the Property Owner, Mopane, owing to lender, Churchill Funding I, LLC, bearing interest at 10% per annum, based on a 30/360 day year. Monthly payments of interest only in the amount of $4,998 commenced on August 1, 2024, and continue until July 1, 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $130,000 second position note owing by Mopane to Belladonna Lily Investments, Inc. (“Belladonna”), whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $650 or more on the 1st day of each month beginning on the 1st day of July 2024 and continuing until the 30th day of June 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On June 27, 2024, we completed another acquisition, through our subsidiary Mopane Investments, LLC, the real property located at 1460 North Eastern Avenue in Los Angeles (“Mopane”). The property was partially vacant at time of purchase. The acquisition was for $670,000 (“Purchase Price”). Terms of the acquisition as follows: (1) A first position note with payment on principal balance of $603,000 issued by the Property Owner, Mopane, owing to lender, LendingOne, LLC, bearing interest at 10% per annum, based on a 30/360 day year. Interest only payments in monthly installments of $4,774, or more, commenced August 1, 2024, and continue until April 1, 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $175,000 second position note owing by Mopane to Belladonna, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $750 or more on the 1st day of each month beginning on the 1st day of July 2024 and continuing until the 30th day of June 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On May 8, 2024, we completed an acquisition, through our subsidiary Mopane Investments, LLC, the real property located at 4700 S. Budlong Avenue in Los Angeles (“Mopane”). The property was vacant at time of purchase. The acquisition was for $649,000 (“Purchase Price”). Terms of the acquisition as follows: (1) A first position note with payment on principal balance of $594,150 issued by the Property Owner, Mopane, owing to lender, Center Street Lending VIII SPR, LLC, bearing interest at the rate of 10.99% per annum, based on a daily rate of 360 days per year. Payable in monthly interest only installments of $4,984 or more starting on June 1, 2024, and continuing until April 15, 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $175,000 second position note owing by Mopane to Belladonna, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $875 or more on the 1st day of each month beginning on the 1st day of May 2024 and continuing until the 31st day of March 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Schedule of Real Estate

The Company’s real estate investments consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Land	$12,933,049	$11,800,304
Buildings and capital improvements	6,508,628	5,458,695
Property acquisition and financing	423,477	296,463
Real estate gross	19,865,154	17,555,462
Less: accumulated depreciation	(857,479)	(762,406)
Total real estate, net	$19,007,675	$16,793,056

Depreciation and amortization expense totalled $95,073 and $113,004 for the six months ended June 30, 2024 and 2023, respectively.

Summary of Changes in Real Estate Investments

The change in the real estate investments is as follows for the six months ended June 30, 2024 and the year ended December 31, 2023:

	Six months ended	Year ended
	June 30, 2024	December 31, 2023

Balance, prior period	$17,555,462	$17,555,462
Acquisitions:	2,029,000	-
Real estate investment property, at cost	19,584,462	17,555,462
Current period capital improvements and property acquisition costs	280,692	-
Balance, end of period	$19,865,154	$17,555,462

Note 6 – Security Deposits

Security deposits included the following as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
Down payment on purchase of properties	$25,000	$-
Security deposits on office lease	6,600	6,600
	$31,600	$6,600

Note 7 – Due to Related Party

As of June 30, 2024 and December 31, 2023, Jacaranda Investments, Inc., had provided total advances of $474,271. These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded imputed interest charges of $44,832 and $26,009 for the six months ended June 30, 2024 and 2023, respectively, which was credited to additional paid-in capital.

Note 8 – Mortgages Payable, Related Party

The Company’s mortgages payable to related parties are as follows:

	Principal balance
	June 30,	December 31,	Stated	Maturity
	2024	2023	Interest Rate	Date
2909 South Catalina Street	$599,594	$599,594	6.00%	April 20, 2029

On April 10, 2017, Esteban Coaloa loaned the Company $655,000 via an All Inclusive Trust Deed (“AITD”) as part of the purchase of 2909 S. Catalina Street, Los Angeles, California. This loan is considered a related party loan due to Esteban Coaloa’s preferred stock holdings. If converted to common stock at the current share price, the conversion would result in Mr. Coaloa owning > 5% of the Company’s outstanding common stock. This is an interest only promissory note with principal due on April 20, 2029. A total of $40,643 of accrued interest was owed and outstanding on this loan at June 30, 2024.

The Company recognized $17,939 and $17,988 of interest expense on notes payable for the six months ended June 30, 2024 and 2023, respectively.

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 - Mortgages Payable

Mortgages payable consists of the following at June 30, 2024 and December 31, 2023, respectively:

	Principal Balance
		December 31,	Stated	Maturity
	June 30, 2024	2023	Interest Rate	Date
3711 South Western Avenue	$643,585	$643,585	5.00%	December 1, 2029
3910 Walton Avenue	524,072	529,258	5.00%	August 1, 2049
3910 Wisconsin Street	673,777	679,788	5.225%	March 1, 2052
1557 West 29 Street	588,158	593,956	4.975%	June 1, 2051
1267 West 38 Street	590,856	596,195	4.95%	June 1, 2051
4016 Dalton Avenue	594,567	600,038	4.975%	June 1, 2051
1618 West 38 Street
-First Note	473,759	477,482	6.30%	January 1, 2050
-Second Note	150,000	150,000	6.00%	December 10, 2025
1981 Estrella Avenue	875,917	883,908	5.225%	June 1, 2051
717 West 42 Place
-First Note	334,567	335,167	6.85%	November 1, 2048
-Second Note	134,968	134,968	6.85%	April 30, 2029
2115 Portland Street	993,750	902,214	7.25%	July 1, 2054
3906 Denker
-First Note	392,010	395,159	6.00%	March 1, 2050
-Second Note	185,000	185,000	6.85%	February 14, 2025
3408 Budlong
-First Note	592,771	598,527	4.875%	December 1, 2051
-Second Note	120,000	120,000	5.00%	November 1, 2029
3912 S. Hill Street
-First Note	492,649	496,174	6.425%	December 1, 2050
-Second Note	152,000	152,000	6.425%	November 1, 2026
4009 Brighton Avenue	702,028	708,367	4.875%	November 1, 2051
3908 Denker Avenue	615,073	620,547	4.975%	December 1, 2051
4021 Halldale Avenue	750,636	755,111	6.75%	October 1, 2052
1284 W. 38th Street
-First Note	631,249	637,267	4.625%	March 1, 2052
-Second Note	188,000	188,000	5.25%	June 30, 2029
4505 Orchard Avenue	631,720	637,567	5.00%	March 1, 2052
3777 Ruthelen Street	692,670	699,061	4.625%	March 1, 2052
3791 S. Normandie Avenue
-First Note	601,829	606,567	5.225%	April 1, 2052
-Second Note	150,000	150,000	5.00%	March 1, 2029
2029 W. 41st Place	820,000	820,000	6.00%	December 31, 2029
4517 Orchard Avenue
-First Note	467,922	471,632	5.225%	April 1, 2052
-Second Note	158,000	158,000	5.00%	March 1, 2029
1733 W. 37th Place
-First Note	594,064	573,167	7.225%	April 1, 2054
-Second Note	100,000	100,000	6.00%	May 1, 2029
4700 S. Budlong Ave
-First Note	594,150	-	10.99%	April 15, 2025
-Second Note	175,000	-	6.00%	March 31, 2029
1457 W. 35th Street
-First Note	624,750	-	10%	July 1, 2025
-Second Note	130,000	-	6.00%	June 30, 2029
1460 N. Eastern Avenue
-First Note	603,000	-	9.50%	April 1, 2025
-Second Note	175,000	-	6.00%	June 30, 2029

Hubilu General Loan	275,000	275,000	0.00%	On Demand

Total mortgages payable	$18,192,497	$15,873,705
Less: current maturities	2,210,810	768,961
Mortgages payable, long-term portion	$15,981,687	$15,104,744

In addition to the mortgages incurred on current period property acquisitions disclosed in Note 5, the Company refinanced the following debts:

On June 14, 2024, the first and second note for 2115 Portland Street was refinanced for $993,750 with Ameritrust Mortgage, Corp., bearing interest on unpaid principal at the rate of 7.25% per annum. Principal and interest payable in monthly installments of $6,779 or more commenced on August 1, 2024, and continue until July 1, 2054, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On March 16, 2024, the first note for 1733 W. 37th Place was refinanced for $595,000 with Investor Mortgage Finance, LLC, bearing interest at the rate of 7.225% per annum. Principal and interest payable in monthly installments of $4,049 commenced on May 1, 2024, and continue until April 1, 2054, at which time the entire principal balance together with interest due thereon, shall become due and payable.

The Company realized a $63,403 loss on early extinguishment of debt related to refinancing notes payable during the six months ended June 30, 2024.

The Company recognized $513,232 and $471,199 of interest expense on notes payable for the six months ended June 30, 2024 and 2023, respectively.

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

The predominant settlement obligation of the convertible preferred stock was considered to be the issuance of a variable number of shares to settle a fixed monetary amount. Thus, these shares are scoped into the guidance of ASC 480-10 and are accounted for as a liability.

No shares of Series A preferred stock have been issued to date. Outstanding Series 1 preferred stock is as follows:

	Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2023	520,400	$520,400	$179,463	$699,863
Dividends accrued	-	-	12,938	12,938
Balance, June 30, 2024	520,400	$520,400	$192,401	$712,801

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

Note 12 – Changes in Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 100,000,000 shares of $0.001 par value common stock. As of June 30, 2024, a total of 26,237,125 shares of common stock had been issued. Each holder of common stock is entitled to one vote for each share of common stock held.

No shares of common stock were issued during the six months ended, June 30, 2024.

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

For the six months ended June 30, 2024, and the year ended December 31, 2023, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2024, the Company had approximately $1,472,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2024 and December 31, 2023, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 14 - Subsequent Events

Property Acquisitions

On July 25, 2024, the Company, through its subsidiary, Mopane Investments, LLC, signed a contract to purchase the real property located at 802 E. 25th Street in Los Angeles, California for $650,000. The acquisition is scheduled to close on approximately August 16, 2024.

Investments

On July 2, 2024, the Company closed on a Short Form Equity Stake and Investment Agreement (“Investment Agreement”) with Gula World, Gula Health Inc., and Gaya Ventures Inc, collectively referred to as (the “Gula Entities”), a conglomerate of spiritual and health-based product and services companies. The Investment Agreement required the Company to purchase Thirty-Two Thousand, Nine Hundred and Forty Dollars ($32,940) into the Gula Entities for a Four (4%) percent Non-Diluted Ownership Interest (“NDOI”) in the Gula Entities. Also included in the purchase are any and all assets and axillary products and companies that are owned, planned or may arise from the Gula Entities’ operations. Pursuant to the 4% NDOI purchased, the Company received the following interests in the Gula Entities (collectively referred to as, “Stock”):

Gaya Ventures Inc - 4,000,000 shares of Common Stock; $0.50 par value

Gaya Ventures Inc - 4 shares of Preferred Stock; $1.00 par value

Gula Heath Inc - 400,000 shares of Preferred Stock; $0.50 par value

Gula World - 400,000 shares of Common Stock; $1.50 par value

The Company did not receive voting rights for its NDOI. The Company also has the right to purchase an additional 13% NDOI in the Gula Entities over the following five-month period as follows:

$32,940 invested August 1, 2024 = 4% NDOI

$24,705 invested September 1, 2024 = 3% NDOI

$24,705 invested October 1, 2024 = 3% NDOI

$12,352 invested November 1, 2024 = 1.5% NDOI

$12,353 invested December 1, 2024 = 1.5% NDOI

If any of the Gula Entities issue any Stock before December 1, 2024, to any party (“Third Party”), besides Hubilu, the Gula Entities will issue Stock to Hubilu of at least Hubilu’s ownership interest at the time the Gula Entities issues the Stock to the Third Party. In the event Hubilu invests a total of $140,000 in the Gula Entities by December 1, 2024, Hubilu will be issued Stock equal to 17% of the Stock issued to Third Party.

In addition, the Company will be entitled to 50% of all sales generated from a referral program called, “Gift a Friend” (“GAF”), or similar named link that generates customer contact information from the Gulaworld.com website to the Gula Entities as part of any membership sales and/or products sold by the Gula Entities to its customers, net of their shipping costs and/or cost of service (“Royalties”).

Alternatively, the Company may elect to receive additional Stock on a Non-Dilutive basis as payment of Royalties in lieu of cash. This additional Stock received in the Gula Entities would include voting rights. Royalties are to be calculated on a quarterly basis.

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

Due to high demand for houses from students, non- profit, and for-profit corporate tenants around the USC Campus and neighbouring Metro/subway stations, we have focused on acquiring multiple houses, remodeling and renting out. Rents have increased dramatically for houses in our target areas, allowing us to target larger and higher priced houses, while factoring in current interest rates.

With multiple properties within a small radius, we’re able to take advantage of economies of scale and benefit from property management efficiencies. Our focus is to continue acquiring houses and expand rental operations.

We purchased three new properties during the second quarter of 2024, and entered into agreements to acquire two additional properties during the third quarter of 2024. All properties have been purchased in conjunction with various debt financing arrangements.

Going Concern Uncertainty

As of June 30, 2024, our balance of cash on hand was $135,798, and we had negative working capital of $3,138,271 and an accumulated deficit of $2,183,640. We expect to incur further losses in the development of its business; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In the event revenues do not materialize at the expected rates, management would seek additional financing and would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

Results of Operations for the Three Months Ended June 30, 2024 and 2023

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2024 and 2023, respectively.

	Three Months Ended
	June 30,		Increase /
	2024	2023	(Decrease)

Rental revenue	$531,081	$426,098	$104,983

Operating expenses:
General and administrative	42,409	8,857	33,552
Salaries and benefits	19,600	15,700	3,900
Utilities	3,702	8,485	(4,783)
Professional fees	49,583	35,756	13,827
Property taxes	55,182	49,815	5,367
Repairs and maintenance	35,672	-	35,672
Depreciation	54,993	56,982	(1,989)
Total operating expenses	261,141	175,595	85,546

Net operating income	269,940	250,503	19,437

Other income (expense)	(327,462)	(248,864)	78,598

Net income (loss)	$(57,522)	$1,639	$(59,161)

Revenues

Our total revenues increased to $531,081 for the three months ended June 30, 2024, compared to $426,098 for the three months ended June 30, 2023, an increase of $104,983, or 25%. The increase is due primarily to increased rental rates during the current period.

General and Administrative

General and administrative expenses for the three months ended June 30, 2024 was $42,409, compared to $8,857 for the three months ended June 30, 2023, an increase of $33,552, or 379%. General and administrative expenses increased primarily due to increased property management costs incurred during the current period.

Salaries and Benefits

Salaries and benefits expenses for the three months ended June 30, 2024 was $19,600, compared to $15,700 for the three months ended June 30, 2023, an increase of $3,900, or 25%.

Utilities

Utilities expense for the three months ended June 30, 2024 was $3,702, compared to $8,485 for the three months ended June 30, 2023, a decrease of $4,783, or 56%. Utilities expense decreased due to additional tenants that reimbursed the Company for their share of utilities.

Professional Fees

Professional fees for the three months ended June 30, 2024 was $49,583, compared to $35,756 for the three months ended June 30, 2023, an increase of $13,827, or 39%. Professional fees consisted of legal, audit and accounting fees, which increased primarily due to increased compliance costs related to our public filings with the SEC, and legal costs related to the acquisition of properties acquired during the current period.

Property Taxes

Property tax expense for the three months ended June 30, 2024 was $55,182, compared to $49,815 for the three months ended June 30, 2023, an increase of $5,367, or 11%. The increase is primarily due to the acquisition of additional properties during the current period.

Repairs and Maintenance

Repairs and maintenance expense for the three months ended June 30, 2024 was $35,652 compared to $-0- for the three months ended June 30, 2023, an increase of $35,652. Repairs and maintenance expense increased due to greater repairs on certain properties during the current period.

Depreciation

Depreciation expense for the three months ended June 30, 2024 was $54,993, compared to $56,982 for the three months ended June 30, 2023, a decrease of $1,989, or 3%. Depreciation expense decreased during the current period due to some assets reaching the end of their useful lives.

Other Income (Expense)

Other expense for the three months ended June 30, 2024 was $327,462, compared to $248,864 for the three months ended June 30, 2023, an increase of $78,598, or 32%. During the three months ended June 30, 2024, other expense consisted of $6,469 of dividends expense, $265,337 of interest expense, and a $55,656 loss on early extinguishment of debt related to the refinancing of one of our mortgages. During the three months ended June 30, 2023, other expense consisted of $6,469 of dividends expense and $242,395 of interest expense.

Net Loss

Net loss for the three months ended June 30, 2024 was $57,522, compared to net income of $1,639 for the three months ended June 30, 2023, an increase of $59,161, or 3,610%. The increased net loss was primarily due to increased repairs and maintenance costs and interest expense, as partially offset by increased revenues during the current period.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2024 and 2023, respectively.

	Six Months Ended
	June 30,		Increase/
	2024	2023	(Decrease)

Rental revenue	$1,050,059	$834,936	$215,123

Operating expenses:
General and administrative	95,972	36,552	59,420
Salaries and benefits	34,000	31,600	2,400
Utilities	18,548	25,885	(7,337)
Professional fees	74,300	54,556	19,744
Property taxes	99,542	91,361	8,181
Repairs and maintenance	105,788	-	105,788
Depreciation	95,073	113,004	(17,931)
Total operating expenses	523,223	352,958	170,265

Net operating income	526,836	481,978	44,858

Other income (expense)	(589,573)	(484,066)	105,507

Net loss	$(62,737)	$(2,088)	$60,649

Revenues

Our total revenues increased to $1,050,059 for the six months ended June 30, 2024, compared to $834,936 for the six months ended June 30, 2023, an increase of $215,123, or 26%. The increase is due primarily to increased rental rates during the current period.

General and Administrative

General and administrative expenses for the six months ended June 30, 2024 was $95,972, compared to $36,552 for the six months ended June 30, 2023, an increase of $59,420, or 163%. General and administrative expenses increased primarily due to increased property management costs incurred during the current period.

Salaries and Benefits

Salaries and benefits expenses for the six months ended June 30, 2024 was $34,000, compared to $31,600 for the six months ended June 30, 2023, an increase of $2,400, or 8%.

Utilities

Utilities expense for the six months ended June 30, 2024 was $18,548, compared to $25,885 for the six months ended June 30, 2023, a decrease of $7,337, or 28%. Utilities expense decreased due to additional tenants that reimbursed the Company for their share of utilities.

Professional Fees

Professional fees for the six months ended June 30, 2024 was $74,300, compared to $54,556 for the six months ended June 30, 2023, an increase of $19,744, or 36%. Professional fees consisted of legal, audit and accounting fees, which increased primarily due to increased audit work, compliance costs related to our public filings with the SEC, and legal costs related to the acquisition of properties acquired during the current period.

Property Taxes

Property tax expense for the six months ended June 30, 2024 was $99,542, compared to $91,361 for the six months ended June 30, 2023, an increase of $8,181, or 9%. The increase is primarily due to the acquisition of additional properties during the current period.

Repairs and Maintenance

Repairs and maintenance expense for the six months ended June 30, 2024 was $105,788 compared to $-0- for the six months ended June 30, 2023, an increase of $105,788. Repairs and maintenance expense increased due to greater repairs on certain properties during the current period.

Depreciation

Depreciation expense for the six months ended June 30, 2024 was $95,073, compared to $113,004 for the six months ended June 30, 2023, a decrease of $17,931, or 16%. Depreciation expense decreased during the current period due to some assets reaching the end of their useful lives.

Other Income (Expense)

Other expense for the six months ended June 30, 2024 was $589,573, compared to $484,066 for the six months ended June 30, 2023, an increase of $105,507, or 22%. During the six months ended June 30, 2024, other expense consisted of $12,938 of dividends expense, $513,232 of interest expense, and a $63,403 loss on early extinguishment of debt related to the refinancing of two of our mortgages. During the six months ended June 30, 2023, other expense consisted of $12,867 of dividends expense and $471,199 of interest expense.

Net Loss

Net loss for the six months ended June 30, 2024 was $62,737, compared to net loss of $2,088 for the six months ended June 30, 2023, an increase of $60,649, or 2,905%. The increased net loss was primarily due to increased repairs and maintenance costs and interest expense, as partially offset by increased revenues during the current period.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Current Assets	$149,121	$36,164

Current Liabilities	$3,287,392	$1,793,854

Working Capital Deficit	$(3,138,271)	$(1,757,690)

As of June 30, 2024, we had negative working capital of $3,138,271. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future, and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from rental income and debt financing. As of June 30, 2024, we had cash of $135,798, total liabilities of $20,389,073, and an accumulated deficit of $2,183,640. As of December 31, 2023, we had cash of $24,564, total liabilities of $18,018,592, and an accumulated deficit of $2,120,903.

Cash Flow

Comparison of the Six Months Ended June 30, 2024 and the Six Months Ended June 30, 2023

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Six Months Ended
	June 30,
	2024	2023
Net cash provided by operating activities	$165,537	$194,724
Net cash used in investing activities	(487,792)	(222,434)
Net cash used in financing activities	433,489	(32,766)

Net change in cash	$111,234	$(60,476)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $165,537 for the six months ended June 30, 2024, compared to $194,724 for the six months ended June 30, 2023, a decrease of $29,187, or 15%. The decrease was primarily due to decreased depreciation expense in the current period.

Net Cash Used in Investing Activities

Net cash used in investing activities was $487,792 for the six months ended June 30, 2024, compared to $222,434 for the six months ended June 30, 2023, an increase of $265,358, or 119%. This increase was primarily attributable to the purchase of three properties in the current period.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $433,489 for the six months ended June 30, 2024, compared to net cash used in financing activities of $32,766 for the six months ended June 30, 2023, an increase of $466,255, or 1,423%. Our increased cash provided by financing activities was primarily due to increased proceeds received on debt financing received in the current period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the six-month period ended June 30, 2024 there were no changes to the application of critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

During the six-month period ended June 30, 2024, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
3.1	Certificate of Incorporation (incorporate by reference to Exhibit 3.1 of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.2	Certificate of Correction of Certificate of Incorporation (incorporate by reference to Exhibit 3.1a of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.3	Bylaws (incorporate by reference to Exhibit 3.2 of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.4	Form of Stock Certificate (incorporated by reference to Exhibit 3.3 of Form 8-A12G filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 21, 2016)
4.1	Certificate of Designations of 5% Voting, Cumulative Convertible Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 21, 2016)
4.2	Certificate of Designations of 5% Voting, Cumulative Convertible Series 1 Preferred Stock (incorporated by reference to Exhibit 4.2 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 21, 2016)
4.3	Amended and Restated Certificate of Designations of 5% Voting, Cumulative Convertible Series 1 Preferred Stock (Incorporated by reference to Exhibit 4.3 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 15, 2024)
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 of Form 10-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 16, 2024)
10.1	Promissory Note, dated as of February 27, 2024, among Hubilu Venture Corporation and Belladonna Lily Investments, Inc. (Incorporated by reference to Exhibit 10.1 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 15, 2024)
10.2	Fixed Rate Note, dated as of March 16, 2024, among Hubilu Venture Corporation and Investor Mortgage Finance LLC (Incorporated by reference to Exhibit 10.2 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 15, 2024)
10.3*	Promissory Note, dated as of April 15, 2024, among Mopane Investments, LLC and Center Street Lending VIII SPE, LLC
10.4*	Promissory Note Secured by Deed of Trust, dated as of April 22, 2024, among Mopane Investments, LLC and Belladonna Lilu Investments, Inc.
10.5*	Secured Note, dated as of June 20, 2024, among Mopane Investments, LLC and Churchill Funding I LLC
10.6*	Construction Loan, dated as of June 25, 2024, among Mopane Investments, LLC and LendingOne, LLC
10.7*	Promissory Note Secured by Deed of Trust, dated as of June 17, 2024, among Mopane Investments, LLC and Belladonna Lilu Investments, Inc.
10.8*	Promissory Note, dated as of June 12, 2024, among Boabab Investments, LLC and Ameritrust Mortgage Corporation
21.1	Subsidiaries of Hubilu Venture Corporation (9) (Incorporated by reference to Exhibit 21.1 of Form 10-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 16, 2024)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBILU VENTURE CORPORATION

August 19, 2024	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

