Form 10-Q
period 2024-09-30
Hubilu Venture Corp
filed 2024-11-19
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 19, 2024 the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 26,237,125.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	4
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25
PART II — OTHER INFORMATION	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
SIGNATURES	28

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
ASSETS	(Unaudited)

Current assets:
Cash	$58,437	$24,564
Accounts receivable	2,773	2,100
Prepaid expenses	-	9,500
Total current assets	61,210	36,164

Real estate:
Land	14,083,679	11,800,304
Building and capital improvements	7,020,885	5,458,695
Property acquisition and financing	401,171	296,463
Less: accumulated depreciation	(921,507)	(762,406)
Total real estate, net	20,584,228	16,793,056

Investments at cost	64,940	-
Security deposits	25,470	6,600

Total assets	$20,735,848	$16,835,820

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$12,266	$21,250
Advanced rents received	7,434	10,124
Accrued interest	88,539	39,402
Security deposits payable	321,350	300,383
Due to related party, current maturities	474,271	474,271
Mortgages payable, current maturities	2,125,765	768,961
Dividends payable	198,942	179,463
Total current liabilities	3,228,567	1,793,854

Mortgages payable, related party	599,594	599,594
Mortgages payable	17,500,502	15,104,744
Convertible preferred stock payable	520,400	520,400

Total liabilities	21,849,063	18,018,592

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,237,125 shares issued and outstanding	26,237	26,237
Additional paid-in capital	977,666	911,894
Accumulated deficit	(2,117,118)	(2,120,903)
Total stockholders’ equity (deficit)	(1,113,215)	(1,182,772)

Total liabilities and stockholders’ equity (deficit)	$20,735,848	$16,835,820

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Rental revenue	$616,393	$473,105	$1,666,452	$1,308,041

Operating expenses:
General and administrative	37,145	19,687	133,117	56,239
Salaries and benefits	35,300	17,200	69,300	48,800
Utilities	7,760	10,003	26,308	35,888
Professional fees	35,867	13,476	110,167	68,032
Property taxes	44,403	43,752	143,945	135,113
Repairs and maintenance	8,822	-	114,610	-
Depreciation	64,028	57,775	159,101	170,779
Total operating expenses	233,325	161,893	756,548	514,851

Net operating income	383,068	311,212	909,904	793,190

Other income (expense):
Dividends expense	(6,541)	(6,541)	(19,479)	(19,408)
Interest expense	(315,229)	(242,631)	(828,461)	(713,830)
Gain (loss) on early extinguishment of debt	5,224	-	(58,179)	-
Total other income (expense)	(316,546)	(249,172)	(906,119)	(733,238)

Net income	$66,522	$62,040	$3,785	$59,952

Weighted average common shares outstanding - basic	26,237,125	26,237,125	26,237,125	26,237,125
Net income per common share - basic	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding - diluted	35,874,162	35,874,162	35,874,162	35,874,162
Net income per common share - diluted	$0.00	$0.00	$0.00	$0.00

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended September 30, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2024	26,237,125	$26,237	$956,726	$(2,183,640)	$(1,200,677)

Imputed interest	-	-	20,940	-	20,940

Net income	-	-	-	66,522	66,522

Balance, September 30, 2024	26,237,125	$26,237	$977,666	$(2,117,118)	$(1,113,215)

	For the Three Months Ended September 30, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2023	26,237,125	$26,237	$847,990	$(1,847,659)	$(973,432)

Imputed interest	-	-	13,220	-	13,220

Net income	-	-	-	62,040	62,040

Balance, September 30, 2023	26,237,125	$26,237	$861,210	$(1,785,619)	$(898,172)

	For the Nine Months Ended September 30, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	26,237,125	$26,237	$911,894	$(2,120,903)	$(1,182,772)

Imputed interest	-	-	65,772	-	65,772

Net income	-	-	-	3,785	3,785

Balance, September 30, 2024	26,237,125	$26,237	$977,666	$(2,117,118)	$(1,113,215)

	For the Nine Months Ended September 30, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022 (Revised)	26,237,125	$26,237	$821,981	$(1,845,571)	$(997,353)

Imputed interest	-	-	39,229	-	39,229

Net income	-	-	-	59,952	59,952

Balance, September 30, 2023	26,237,125	$26,237	$861,210	$(1,785,619)	$(898,172)

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,785	$59,952
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	159,101	170,779
Imputed interest	65,772	39,229
Cumulative preferred stock dividends payable	19,479	19,408
Loss on early extinguishment of debt	58,179	-
Decrease (increase) in current assets:
Accounts receivable	(673)	-
Prepaid expenses	9,500	-
Security deposits	(18,870)	183
Increase (decrease) in current liabilities:
Accounts payable	(8,984)	10,987
Advanced rents received	(2,690)	5,087
Accrued expenses	49,137	5,377
Security deposits payable	20,967	23,150
Net cash provided by operating activities	354,703	334,152

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments at cost	(64,940)	-
Purchase of property and equipment	(1,138,373)	(328,553)
Net cash used in investing activities	(1,203,313)	(328,553)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from mortgages payable	1,007,185	102,100
Repayments on mortgages payable	(124,702)	(182,261)
Net cash provided by (used in) financing activities	882,483	(80,161)

NET CHANGE IN CASH AND CASH EQUIVALENTS	33,873	(74,562)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,564	92,068
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,437	$17,506

SUPPLEMENTAL INFORMATION:
Interest paid	$707,145	$669,224
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Acquisition of properties with debt financing	$2,811,900	$-

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2024:

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

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income	$66,522	$62,040	$3,785	$59,952

Denominator:
Weighted-average basic shares outstanding	26,237,125	26,237,125	26,237,125	26,237,125
Effect of dilutive securities	9,637,037	9,637,037	9,637,037	9,637,037
Weighted-average diluted shares	35,874,162	35,874,162	35,874,162	35,874,162

Basic earnings per share	$0.00	$0.00	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00	$0.00	$0.00

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

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements as of September 30, 2024, our balance of cash on hand was $58,437, and we had negative working capital of $3,167,357 and an accumulated deficit of $2,117,118. The Company expects to incur further losses in the development of its business, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In the event revenues do not materialize at the expected rates, management would seek additional financing and would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

For the nine months ended September 30, 2024, one customer accounted for 64% and 65% of revenue for the nine months ended September 30, 2024 and 2023, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of September 30, 2024 and December 31, 2023:

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$58,437	$-	$-
Total assets	58,437	-	-
Liabilities
Due to related party	-	474,271	-
Mortgages payable, related party	-	599,594	-
Mortgages payable	-	19,626,267	-
Dividends payable	-	198,942	-
Convertible preferred stock payable	-	-	520,400
Total liabilities	-	20,899,074	520,400
Net asset (liabilities)	$58,437	$(20,899,074)	$(520,400)

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$24,564	$-	$-
Total assets	24,564	-	-
Liabilities
Due to related party	-	474,271	-
Mortgages payable, related party	-	599,594	-
Mortgages payable	-	15,873,705	-
Dividends payable	-	179,463	-
Convertible preferred stock payable	-	-	520,400
Total liabilities	-	17,127,033	520,400
Net asset (liability)	$24,564	$(17,127,033)	$(520,400)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended September 30, 2024 or the year ended December 31, 2023.

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 - Real Estate

Property Acquisitions

On August 30, 2024, the Company, through its subsidiary, Mopane Investments, LLC (“Mopane”), closed on the acquisition of the real property located at 1659 Roosevelt Avenue in Los Angeles, California for a purchase price of $760,000. The property was vacant at the time of purchase. The Mopane purchase is subject to two loans as follows: (1) $570,000 first position note owing by Mopane to LendingOne, LLC (“LendingOne”), bearing interest at the rate of 6.90% per annum. Principal and interest payable in monthly installments of $3,278 commenced on August 29, 2024 and continues until September 1, 2054, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $200,000 second position note owed by Mopane to Belladonna Lily Investments, Inc. (“Belladonna”), bearing interest at the rate of 6.00% per annum. Interest only payable in monthly installments of $1,000 are due the 1st day of each month beginning on September 1, 2024 and continuing until December 31, 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On August 20, 2024, the Company, through its subsidiary, Mopane, closed on the acquisition of the real property located at 802 E. 25th Street in Los Angeles, California, for a purchase price of $650,000. The property was vacant at the time of purchase. The Mopane purchase is subject to two loans, as follows: (1) $520,000 first position note owing by Mopane to LendingOne, LLC (“LendingOne”), bearing interest on unpaid principal at the rate of 6.71% per annum. Principal and interest payable in monthly installments of $3,359, or more, commenced on August 15, 2024 and continues until July 1, 2054, at which time the entire principal balance together with interest due thereon, shall become due and payable, and a (2) $150,000 second position note owed by Mopane to Belladonna Lily Investments, Inc. (“Belladonna”), bearing interest at the rate of 6.00% per annum. Interest only payable in monthly installments of $750 are due on the 1st day of each month beginning on August 1, 2024 and continuing until December 31, 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On June 27, 2024, we completed an acquisition, through our subsidiary, Mopane, the real property located at 1457 W. 35th Street in Los Angeles, CA, for a purchase price of $710,000. The property was vacant at the time of purchase. Terms of the acquisition are as follows: (1) A first position note with payment on principal balance of $599,750 issued by the Property Owner, Mopane, owing to lender, Churchill Funding I, LLC, bearing interest at 10% per annum, based on a 30/360 day year. The Company has an additional $25,000 of credit available to them pursuant to a construction hold back. Monthly payments of interest only in the amount of $4,998 commenced on August 1, 2024, and continue until July 1, 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $130,000 second position note owing by Mopane to Belladonna Lily Investments, Inc. (“Belladonna”), whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $650 or more on the 1st day of each month beginning on the 1st day of July 2024 and continuing until June 30, 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On June 27, 2024, we completed another acquisition, through our subsidiary Mopane, the real property located at 1460 North Eastern Avenue in Los Angeles, California, for a purchase price of $670,000. The property was partially vacant at time of purchase. Terms of the acquisition as follows: (1) A first position note with payment on principal balance of $578,000 issued by the Property Owner, Mopane, owing to lender, LendingOne, LLC, bearing interest at 10% per annum, based on a 30/360 day year. The Company has an additional $25,000 of credit available to them pursuant to a construction hold back. Interest only payments in monthly installments of $4,774, or more, commenced August 1, 2024, and continue until April 1, 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $175,000 second position note owing by Mopane to Belladonna, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $750 or more on the 1st day of each month beginning on the 1st day of July 2024 and continuing until June 30, 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On May 8, 2024, we completed an acquisition, through our subsidiary, Mopane, the real property located at 4700 S. Budlong Avenue in Los Angeles, California for a purchase price of $649,000. The property was vacant at time of purchase. Terms of the acquisition as follows: (1) A first position note with payment on principal balance of $544,150 issued by the Property Owner, Mopane, owing to lender, Center Street Lending VIII SPR, LLC, bearing interest at the rate of 10.99% per annum, based on a daily rate of 360 days per year. The Company has an additional $50,000 of credit available to them pursuant to a construction hold back. The loan is payable in monthly interest only installments of $4,984 or more starting on June 1, 2024, and continuing until April 15, 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $175,000 second position note owing by Mopane to Belladonna, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $875 or more on the 1st day of each month beginning on the 1st day of May 2024 and continuing until March 31, 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Schedule of Real Estate

The Company’s real estate investments consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Land	$14,083,679	$11,800,304
Buildings and capital improvements	7,020,885	5,458,695
Property acquisition and financing	401,171	296,463
Real estate gross	21,505,735	17,555,462
Less: accumulated depreciation	(921,507)	(762,406)
Total real estate, net	$20,584,228	$16,793,056

Depreciation and amortization expense was $159,101 and $170,779 for the nine months ended September 30, 2024 and 2023, respectively.

Summary of Changes in Real Estate Investments

The change in the real estate investments is as follows for the nine months ended September 30, 2024 and the year ended December 31, 2023:

	Nine months ended	Year ended
	September 30, 2024	December 31, 2023

Balance, prior period	$17,555,462	$17,555,462
Acquisitions:	3,439,000	-
Real estate investment property, at cost	20,994,462	17,555,462
Current period capital improvements and property acquisition costs	511,273	-
Balance, end of period	$21,505,735	$17,555,462

Note 6 – Investments at Cost

On July 2, 2024, the Company closed on a Short Form Equity Stake and Investment Agreement (“Investment Agreement”) with Gula World, Gula Health Inc., and Gaya Ventures Inc, collectively referred to as (the “Gula Entities”), a conglomerate of spiritual and health-based product and services companies. The Investment Agreement required the Company to purchase Thirty-Two Thousand, Nine Hundred and Forty Dollars ($32,940) into the Gula Entities for a Four (4%) percent Non-Diluted Ownership Interest (“NDOI”) in the Gula Entities. On August 27, 2024 and September 15, 2024, the Company also invested a total of $32,000, bringing the total investment to $64,940 at September 30, 2024. Also included in the purchase are any and all assets and axillary products and companies that are owned, planned or may arise from the Gula Entities’ operations. In addition to the shares purchased, the Company received a total of 3,600,003 shares in the Gula Entities for services provided. Pursuant to the cumulative NDOI purchased, and shares received for services, the Company received the following interests in the Gula Entities (collectively referred to as, “Stock”), as of September 30, 2024:

Gaya Ventures Inc - 11,000,000 shares of Common Stock

Gula Heath Inc – 1,100,000 shares of Common Stock

Gula World – 1,100,000 shares of Common Stock

The Company did not receive voting rights for its NDOI. As amended on August 26, 2024 and November 19, 2024, the Company also has the right to purchase an additional NDOI in the Gula Entities over the following period as follows:

$16,000 invested October 1, 2024 = 2% NDOI

$16,000 invested November 1, 2024 = 2% NDOI

If any of the Gula Entities issue any Stock before December 1, 2024, to any party (“Third Party”), besides Hubilu, the Gula Entities will issue Stock to Hubilu of at least Hubilu’s ownership interest at the time the Gula Entities issues the Stock to the Third Party. In the event Hubilu invests a total of $140,000 in the Gula Entities by December 1, 2024, Hubilu will be issued Stock equal to 17% of the Stock issued to Third Party.

In addition, the Company will be entitled to 50% of all sales generated from a referral program called, “Gift a Friend” (“GAF”), or similar named link that generates customer contact information from the Gulaworld.com website to the Gula Entities as part of any membership sales and/or products sold by the Gula Entities to its customers, net of their shipping costs and/or cost of service (“Royalties”).

Alternatively, the Company may elect to receive additional Stock on a Non-Dilutive basis as payment of Royalties in lieu of cash. This additional Stock received in the Gula Entities would include voting rights. Royalties are to be calculated on a quarterly basis.

Note 7 – Security Deposits

Security deposits included the following as of September 30, 2024 and December 31, 2023, respectively:

	September 30,	December 31,
	2024	2023
Down payment on purchase of properties	$18,870	$-
Security deposits on office lease	6,600	6,600
	$25,470	$6,600

Note 8 – Due to Related Party

As of September 30, 2024 and December 31, 2023, Jacaranda Investments, Inc., had provided total advances of $474,271. These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded imputed interest charges of $65,772 and $39,229 for the nine months ended September 30, 2024 and 2023, respectively, which was credited to additional paid-in capital.

Note 9 – Mortgages Payable, Related Party

The Company’s mortgages payable to related parties are as follows:

	Principal balance
	September 30,	December 31,	Stated	Maturity
	2024	2023	Interest Rate	Date
2909 South Catalina Street	$599,594	$599,594	6.00%	April 20, 2029

On April 10, 2017, Esteban Coaloa loaned the Company $655,000 via an All Inclusive Trust Deed (“AITD”) as part of the purchase of 2909 S. Catalina Street, Los Angeles, California. This loan is considered a related party loan due to Esteban Coaloa’s preferred stock holdings. If converted to common stock at the current share price, the conversion would result in Mr. Coaloa owning > 5% of the Company’s outstanding common stock. This is an interest only promissory note with principal due on April 20, 2029. A total of $41,347 of accrued interest was owed and outstanding on this loan at September 30, 2024.

The Company recognized $27,006 and $26,908 of interest expense on notes payable for the nine months ended September 30, 2024 and 2023, respectively.

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 - Mortgages Payable

Mortgages payable consists of the following at September 30, 2024 and December 31, 2023, respectively:

	Principal Balance
	September 30,	December 31,	Stated	Maturity
	2024	2023	Interest Rate	Date
3711 South Western Avenue	$643,585	$643,585	5.00%	December 1, 2029
3910 Walton Avenue	736,000	529,258	5.00%	August 1, 2049
3910 Wisconsin Street	670,712	679,788	5.225%	March 1, 2052
1557 West 29 Street	585,204	593,956	4.975%	June 1, 2051
1267 West 38 Street	588,236	596,195	4.95%	June 1, 2051
4016 Dalton Avenue	591,929	600,038	4.975%	June 1, 2051
1618 West 38 Street
-First Note	471,853	477,482	6.30%	January 1, 2050
-Second Note	150,000	150,000	6.00%	December 10, 2025
1981 Estrella Avenue	871,843	883,908	5.225%	June 1, 2051
717 West 42 Place
-First Note	334,267	335,167	6.85%	November 1, 2048
-Second Note	134,968	134,968	6.85%	April 30, 2029
2115 Portland Street	992,190	902,214	7.25%	July 1, 2054
3906 Denker
-First Note	390,400	395,159	6.00%	March 1, 2050
-Second Note	185,000	185,000	6.85%	February 14, 2025
3408 Budlong
-First Note	589,840	598,527	4.875%	December 1, 2051
-Second Note	120,000	120,000	5.00%	November 1, 2029
3912 S. Hill Street
-First Note	490,843	496,174	6.425%	December 1, 2050
-Second Note	152,000	152,000	6.425%	November 1, 2026
4009 Brighton Avenue	698,951	708,367	4.875%	November 1, 2051
3908 Denker Avenue	612,431	620,547	4.975%	December 1, 2051
4021 Halldale Avenue	748,342	755,111	6.75%	October 1, 2052
1284 W. 38th Street
-First Note	628,227	637,267	4.625%	March 1, 2052
-Second Note	188,000	188,000	5.25%	June 30, 2029
4505 Orchard Avenue	628,895	637,567	5.00%	March 1, 2052
3777 Ruthelen Street	689,569	699,061	4.625%	March 1, 2052
3791 S. Normandie Avenue
-First Note	599,413	606,567	5.225%	April 1, 2052
-Second Note	150,000	150,000	5.00%	March 1, 2029
2029 W. 41st Place	820,000	820,000	6.00%	December 31, 2029
4517 Orchard Avenue
-First Note	466,030	471,632	5.225%	April 1, 2052
-Second Note	158,000	158,000	5.00%	March 1, 2029
1733 W. 37th Place
-First Note	592,639	573,167	7.225%	April 1, 2054
-Second Note	100,000	100,000	6.00%	May 1, 2029
4700 S. Budlong Ave
-First Note	544,150	-	10.99%	April 15, 2025
-Second Note	175,000	-	6.00%	March 31, 2029
1457 W. 35th Street
-First Note	599,750	-	10%	July 1, 2025
-Second Note	130,000	-	6.00%	June 30, 2029
1460 N. Eastern Avenue
-First Note	578,000	-	9.50%	April 1, 2025
-Second Note	175,000	-	6.00%	June 30, 2029
802 E. 25th Street
-First Note	520,000	-	6.71%	July 1, 2029
-Second Note	150,000	-	6.00%	December 31, 2029
1659 Roosevelt Avenue
-First Note	570,000	-	6.90%	September 1, 2054
-Second Note	200,000	-	6.00%	December 31, 2029
Hubilu General Loan	205,000	275,000	0.00%	On Demand

Total mortgages payable	$19,626,267	$15,873,705
Less: current maturities	2,125,765	768,961
Mortgages payable, long-term portion	$17,500,502	$15,104,744

In addition to the mortgages incurred on current period property acquisitions disclosed in Note 5, the Company refinanced the following debt:

On August 20, 2024, the first note for 3910 Walton Avenue was refinanced for $736,000 with Investor Mortgage Finance, LLC, bearing interest at the rate of 6.650% per annum. Principal and interest payable in monthly installments of $4,724.86 commenced on October 1, 2024, and continue until September 1, 2054, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On June 14, 2024, the first and second note for 2115 Portland Street was refinanced for $993,750 with Ameritrust Mortgage, Corp., bearing interest on unpaid principal at the rate of 7.25% per annum. Principal and interest payable in monthly installments of $6,779 or more commenced on August 1, 2024, and continue until July 1, 2054, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On March 16, 2024, the first note for 1733 W. 37th Place was refinanced for $595,000 with Investor Mortgage Finance, LLC, bearing interest at the rate of 7.225% per annum. Principal and interest payable in monthly installments of $4,049 commenced on May 1, 2024, and continue until April 1, 2054, at which time the entire principal balance together with interest due thereon, shall become due and payable.

The Company realized a $58,179 loss on early extinguishment of debt related to refinancing notes payable during the nine months ended September 30, 2024.

The Company recognized $735,683 and $647,693 of interest expense on notes payable for the nine months ended September 30, 2024 and 2023, respectively.

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Convertible Preferred Stock Payable

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

The predominant settlement obligation of the convertible preferred stock was considered to be the issuance of a variable number of shares to settle a fixed monetary amount. Thus, these shares are scoped into the guidance of ASC 480-10 and are accounted for as a liability.

No shares of Series A preferred stock have been issued to date. Outstanding Series 1 preferred stock is as follows:

	Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2023	520,400	$520,400	$179,463	$699,863
Dividends accrued	-	-	19,479	19,479
Balance, September 30, 2024	520,400	$520,400	$198,942	$719,342

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Commitments and Contingencies

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

Note 13 – Changes in Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 100,000,000 shares of $0.001 par value common stock. As of September 30, 2024, a total of 26,237,125 shares of common stock had been issued. Each holder of common stock is entitled to one vote for each share of common stock held.

No shares of common stock were issued during the nine months ended, September 30, 2024.

Note 14 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended September 30, 2024, and the year ended December 31, 2023, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2024, the Company had approximately $1,442,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2024 and December 31, 2023, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 15 - Subsequent Events

Property Acquisitions

On October 23, 2024, the Company, through its subsidiary, Mopane, closed on the purchase of real property located at 1100 W. 48th Street in Los Angeles, California for $650,000. The property was acquired with a $487,500 mortgage, and cash payments of $162,500.

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

We purchased two new properties during the third quarter of 2024, and entered into agreements to acquire two additional properties during the fourth quarter of 2024. All properties have been purchased in conjunction with various debt financing arrangements.

Going Concern Uncertainty

As of September 30, 2024, our balance of cash on hand was $58,437, and we had negative working capital of $3,167,357 and an accumulated deficit of $2,117,118. We expect to incur further losses in the development of its business; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In the event revenues do not materialize at the expected rates, management would seek additional financing and would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

Results of Operations for the Three Months Ended September 30, 2024 and 2023

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2024 and 2023, respectively.

	Three Months Ended
	September 30,		Increase /
	2024	2023	(Decrease)

Rental revenue	$616,393	$473,105	$143,288

Operating expenses:
General and administrative	37,145	19,687	17,458
Salaries and benefits	35,300	17,200	18,100
Utilities	7,760	10,003	(2,243)
Professional fees	35,867	13,476	22,391
Property taxes	44,403	43,752	651
Repairs and maintenance	8,822	-	8,822
Depreciation	64,028	57,775	6,253
Total operating expenses	233,325	161,893	71,432

Net operating income	383,068	311,212	71,856

Other income (expense)	(316,546)	(249,172)	67,374

Net income	$66,522	$62,040	$4,482

Revenues

Our total revenues increased to $616,393 for the three months ended September 30, 2024, compared to $473,105 for the three months ended September 30, 2023, an increase of $143,288, or 30%. The increase is due primarily to increased rental rates, occupancies and additional rental properties during the current period.

General and Administrative

General and administrative expenses for the three months ended September 30, 2024 was $37,145, compared to $19,687 for the three months ended September 30, 2023, an increase of $17,458, or 89%. General and administrative expenses increased primarily due to increased property management costs incurred during the current period.

Salaries and Benefits

Salaries and benefits expenses for the three months ended September 30, 2024 was $35,300, compared to $17,200 for the three months ended September 30, 2023, an increase of $18,100, or 105%. Salaries and benefits increased primarily due to increased compensation paid to our vice president during the current period.

Utilities

Utilities expense for the three months ended September 30, 2024 was $7,760, compared to $10,003 for the three months ended September 30, 2023, a decrease of $2,243, or 22%. Utilities expense decreased due to additional tenants that reimbursed the Company for their share of utilities during the current period.

Professional Fees

Professional fees for the three months ended September 30, 2024 was $35,867, compared to $13,476 for the three months ended September 30, 2023, an increase of $22,391, or 166%. Professional fees consisted of legal, audit and accounting fees, which increased primarily due to increased compliance costs related to our public filings with the SEC, and legal costs related to the acquisition of properties acquired during the current period.

Property Taxes

Property tax expense for the three months ended September 30, 2024 was $44,403, compared to $43,752 for the three months ended September 30, 2023, an increase of $651, or 1%.

Repairs and Maintenance

Repairs and maintenance expense for the three months ended September 30, 2024 was $8,822, compared to $-0- for the three months ended September 30, 2023, an increase of $8,822. Repairs and maintenance expense increased due to greater repairs on certain properties during the current period.

Depreciation

Depreciation expense for the three months ended September 30, 2024 was $64,028, compared to $57,775 for the three months ended September 30, 2023, an increase of $6,253, or 11%. Depreciation expense decreased during the current period due to recent property acquisitions now being depreciated.

Other Income (Expense)

Other expense for the three months ended September 30, 2024 was $316,546, compared to $249,172 for the three months ended September 30, 2023, an increase of $67,374, or 27%. During the three months ended September 30, 2024, other expense consisted of $6,541 of dividends expense, $315,229 of interest expense, and a $5,224 gain on early extinguishment of debt related to the refinancing of one of our mortgages. During the three months ended September 30, 2023, other expense consisted of $6,541 of dividends expense and $242,631 of interest expense.

Net Income

Net income for the three months ended September 30, 2024 was $66,522, compared to net income of $62,040 for the three months ended September 30, 2023, an increase of $4,482, or 7%. The increased net income was primarily due to increased rental revenues, as partially offset by increased operating expenses and interest expense during the current period.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2024 and 2023, respectively.

	Nine Months Ended
	September 30,		Increase/
	2024	2023	(Decrease)

Rental revenue	$1,666,452	$1,308,041	$358,411

Operating expenses:
General and administrative	133,117	56,239	76,878
Salaries and benefits	69,300	48,800	20,500
Utilities	26,308	35,888	(9,580)
Professional fees	110,167	68,032	42,135
Property taxes	143,945	135,113	8,832
Repairs and maintenance	114,610	-	114,610
Depreciation	159,101	170,779	(11,678)
Total operating expenses	756,548	514,851	241,697

Net operating income	909,904	793,190	116,714

Other income (expense)	(906,119)	(733,238)	172,881

Net income	$3,785	$59,952	$(56,167)

Revenues

Our total revenues increased to $1,666,452 for the nine months ended September 30, 2024, compared to $1,308,041 for the nine months ended September 30, 2023, an increase of $358,411, or 27%. The increase is due primarily to increased rental rates, occupancies and additional rental properties during the current period.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2024 was $133,117, compared to $56,239 for the nine months ended September 30, 2023, an increase of $76,938, or 137%. General and administrative expenses increased primarily due to increased property management costs incurred during the current period.

Salaries and Benefits

Salaries and benefits expenses for the nine months ended September 30, 2024 was $69,300, compared to $48,800 for the nine months ended September 30, 2023, an increase of $20,500, or 42%. Salaries and benefits increased primarily due to increased compensation paid to our vice president during the current period.

Utilities

Utilities expense for the nine months ended September 30, 2024 was $26,308, compared to $35,888 for the nine months ended September 30, 2023, a decrease of $9,580, or 27%. Utilities expense decreased due to additional tenants that reimbursed the Company for their share of utilities.

Professional Fees

Professional fees for the nine months ended September 30, 2024 was $110,167, compared to $68,032 for the nine months ended September 30, 2023, an increase of $42,135 or 62%. Professional fees consisted of legal, audit and accounting fees, which increased primarily due to increased audit work, compliance costs related to our public filings with the SEC, and legal costs related to the acquisition of properties acquired during the current period.

Property Taxes

Property tax expense for the nine months ended September 30, 2024 was $143,945, compared to $135,113 for the nine months ended September 30, 2023, an increase of $8,832, or 7%. The increase is primarily due to the acquisition of additional properties during the current period.

Repairs and Maintenance

Repairs and maintenance expense for the nine months ended September 30, 2024 was $114,610, compared to $-0- for the nine months ended September 30, 2023, an increase of $114,610. Repairs and maintenance expense increased due to greater repairs on certain properties during the current period.

Depreciation

Depreciation expense for the nine months ended September 30, 2024 was $159,101, compared to $170,779 for the nine months ended September 30, 2023, a decrease of $11,678, or 7%. Depreciation expense decreased during the current period due to some assets reaching the end of their useful lives.

Other Income (Expense)

Other expense for the nine months ended September 30, 2024 was $906,119, compared to $733,238 for the nine months ended September 30, 2023, an increase of $172,881, or 24%. During the nine months ended September 30, 2024, other expense consisted of $19,479 of dividends expense, $828,461 of interest expense, and a $58,179 loss on early extinguishment of debt related to the refinancing of one of our mortgages. During the nine months ended September 30, 2023, other expense consisted of $19,408 of dividends expense and $713,830 of interest expense.

Net Income

Net income for the nine months ended September 30, 2024 was $3,785, compared to net income of $59,952 for the nine months ended September 30, 2023, a decrease of $56,167, or 94%. The decreased net income was primarily due to increased operating expenses and interest expense, as partially offset by increased revenues during the current period.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Current Assets	$61,210	$36,164

Current Liabilities	$3,228,567	$1,793,854

Working Capital Deficit	$(3,167,357)	$(1,757,690)

As of September 30, 2024, we had negative working capital of $3,167,357. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future, and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from rental income and debt financing. As of September 30, 2024, we had cash of $58,437, total liabilities of $21,849,063, and an accumulated deficit of $2,117,118. As of December 31, 2023, we had cash of $24,564, total liabilities of $18,018,592, and an accumulated deficit of $2,120,903.

Cash Flow

Comparison of the Nine Months Ended September 30, 2024 and the Nine Months Ended September 30, 2023

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Nine Months Ended
	September 30,
	2024	2023
Net cash provided by operating activities	$354,703	$334,152
Net cash used in investing activities	(1,203,313)	(328,553)
Net cash provided by (used in) financing activities	882,483	(80,161)

Net change in cash	$33,873	$(74,562)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $354,703 for the nine months ended September 30, 2024, compared to $334,152 for the nine months ended September 30, 2023, an increase of $20,551, or 6%. The increase was primarily due to the loss on early extinguishment of debt, as partially offset by the decreased net income in the current period.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,203,313 for the nine months ended September 30, 2024, compared to $328,553 for the nine months ended September 30, 2023, an increase of $874,760, or 266%. This increase was primarily attributable to the purchase of two properties and investments in the current period.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $882,483, for the nine months ended September 30, 2024, compared to net cash used in financing activities of $80,161 for the nine months ended September 30, 2023, an increase of $962,644, or 1,201%. Our increased cash provided by financing activities was primarily due to increased proceeds received and decreased repayments on debt financing received in the current period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the nine-month period ended September 30, 2024 there were no changes to the application of critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

During the nine-month period ended September 30, 2024, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
3.1	Certificate of Incorporation (incorporate by reference to Exhibit 3.1 of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.2	Certificate of Correction of Certificate of Incorporation (incorporate by reference to Exhibit 3.1a of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.3	Bylaws (incorporate by reference to Exhibit 3.2 of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.4	Form of Stock Certificate (incorporated by reference to Exhibit 3.3 of Form 8-A12G filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 21, 2016)
4.1	Certificate of Designations of 5% Voting, Cumulative Convertible Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 21, 2016)
4.2	Certificate of Designations of 5% Voting, Cumulative Convertible Series 1 Preferred Stock (incorporated by reference to Exhibit 4.2 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 21, 2016)
4.3	Amended and Restated Certificate of Designations of 5% Voting, Cumulative Convertible Series 1 Preferred Stock (Incorporated by reference to Exhibit 4.3 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 15, 2024)
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 of Form 10-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 16, 2024)
10.1	Promissory Note, dated as of February 27, 2024, among Hubilu Venture Corporation and Belladonna Lily Investments, Inc. (Incorporated by reference to Exhibit 10.1 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 15, 2024)
10.2	Fixed Rate Note, dated as of March 16, 2024, among Hubilu Venture Corporation and Investor Mortgage Finance LLC (Incorporated by reference to Exhibit 10.2 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 15, 2024)
10.3	Promissory Note, dated as of April 15, 2024, among Mopane Investments, LLC and Center Street Lending VIII SPE, LLC (Incorporated by reference to Exhibit 10.3 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 19, 2024)
10.4	Promissory Note Secured by Deed of Trust, dated as of April 22, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc. (Incorporated by reference to Exhibit 10.4 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 19, 2024)
10.5	Secured Note, dated as of June 20, 2024, among Mopane Investments, LLC and Churchill Funding I LLC (Incorporated by reference to Exhibit 10.5 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 19, 2024)
10.6	Construction Loan, dated as of June 25, 2024, among Mopane Investments, LLC and LendingOne, LLC (Incorporated by reference to Exhibit 10.6 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 19, 2024)
10.7	Promissory Note Secured by Deed of Trust, dated as of June 17, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc. (Incorporated by reference to Exhibit 10.7 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 19, 2024)
10.8	Promissory Note, dated as of June 12, 2024, among Boabab Investments, LLC and Ameritrust Mortgage Corporation (Incorporated by reference to Exhibit 10.8 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 19, 2024)
10.9*	Commercial Promissory Note Secured by Deed of Trust, dated as of August 16, 2024, among Mopane Investments, LLC and LendingOne, LLC
10.10*	Promissory Note Secured by Deed of Trust, dated as of July 17, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc.
10.11*	Unsecured Promissory Note, dated as of August 19, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc.
10.12*	Commercial Promissory Note Secured by Deed of Trust, dated as of August 29, 2024, among Mopane Investments, LLC and LendingOne, LLC
10.13*	Promissory Note Secured by Deed of Trust, dated as of August 1, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc.
10.14*	Fixed/Adjustable Rate Promissory Note Secured by Deed of Trust, dated as of August 20, 2024, among Sunza Investments, LLC and Investor Mortgage Finance LLC
10.15	Short Form Equity Stake & Investment Agreement, dated as of July 2, 2024, among Hubilu Venture Corporation and Gula World, Gula Health Inc, and Gaya Ventures Inc, collectively (Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on July 8, 2024)
21.1	Subsidiaries of Hubilu Venture Corporation (9) (Incorporated by reference to Exhibit 21.1 of Form 10-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 16, 2024)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBILU VENTURE CORPORATION

November 19, 2024	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

