Form 10-K
period 2024-12-31
Hubilu Venture Corp
filed 2025-05-06
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 308-7887

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024 was $69,630.

The number of shares of the registrant’s common stock issued and outstanding as of May 5, 2025 was 26,237,125.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Forward Looking Statements

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

●	the factors set forth under “Risk Factors” in this Form 10-K;
●	the fact that we have a limited operating history;
●	the expected growth of our business and our Company;
●	our ability to comply with OTC Markets continued listing requirements;
●	estimates of our total addressable market and our expectations about market trends;
●	the impact on our business, financial condition and results of operation from COVID-19, or any pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide;
●	our ability to hire and retain key personnel;
●	our ability to obtain additional financing if and when required for our operations; and
●	our ability to comply with government laws, rules and regulations in the United States; and

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Given these risks and uncertainties, you are cautioned not rely on such forward-looking statements as predictors of future events. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements included in this Form 10-K.

Any forward-looking statement that we make in this Form 10-K speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, changed circumstances, future events or otherwise.

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

Our principal business, executive and registered statutory office is located at 205 South Beverly Drive, Suite 205, Beverly Hills, CA 90212 and our telephone number is (310) 308-7887 and email contact is tracy@hubilu.com. Our URL address is www.hubilu.com.

Business

We were formed as a real estate consulting and acquisition firm that commenced operations in March 5, 2015, and, until June 2015, was limited to organizational and business development activities. In June 2015, we entered into our first consulting agreement with a client. As a real estate advisory and consulting company, we assist real estate investor professionals, as well as established companies, with advisory and consulting services focused on providing research, analysis and acquisition opportunities to them. Our mission is to assist investors and professionals in the early-stage analysis of market opportunities and the evaluation of properties prior to them committing capital for the purchase or the leasing of real estate properties. We are not real estate brokers and do not intend to offer brokerage services.

Commencing in June 2015, we engaged our first client, 112 South Eucalyptus Avenue, LLC, to assist it in evaluating the best use of its property.

We have and continue to provide consulting services for several clients and are now seeking real estate acquisitions to complement our 30 existing properties. We anticipate that our revenues will increase as we secure additional clients and acquire properties in the next twelve months.

The closing of these contemplated transactions is subject to due diligence clear title. We believe that our revenues will cover our operating costs over the next 12 months; however, our majority shareholder has agreed to advance us necessary working capital, if necessary. We currently have one director. This individual allocates time and personal resources to us and devote approximately 40 hours each, per week to us.

Real Estate Acquisitions

On August 18, 2016, we launched a real estate acquisition division to acquire real estate for our company.

As of December 31, 2024, we had acquired a total of 30 rental properties, which are held under 9 different subsidiaries formed as limited liability corporations, including the following 6 properties acquired during 2024 through our subsidiary, Mopane Investments, LLC:

●	1100 W 48th Street, Los Angeles, California, acquired on October 23, 2024
●	1659 Roosevelt Avenue, Los Angeles, California, acquired on August 30, 2024
●	802 E. 25th Street, Los Angeles, California, acquired on August 20, 2024
●	1460 N. Eastern Avenue, Los Angeles, California, acquired on June 27, 2024
●	1457 W. 35th Street, Los Angeles, California, acquired on June 20, 2024
●	4700 S. Budlong Avenue, Los Angeles, California, acquired on May 8, 2024

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

Historically, the U.S. real estate industry has tended to be cyclical. The real estate market experienced a significant downturn from the 2007 peak to a trough in 2009, representing the most severe downturn in property sales since at least 1990. Since 2009, real estate sales for transactions of $1 million and above have increased by 97% and dollar volume has increased by 235%. The Los Angeles housing market forecast for the 3 years ending in 2025 is positive according to CAR.com which estimates that the rising housing market prices in Los Angeles is 6 % annually during this period. If the Housing Market forecast is correct, home values will be higher at the end of 2025 than at the end of 2024. This upturn has been, and we believe will continue to be, primarily driven by low inventory, and Los Angeles ongoing as a place to live.

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

Real Estate Acquisitions/ Business Acquisitions:

Market Opportunity

We acquire student housing properties that are adjacent to the USC campus and which offer recession proof stability and top of the market value on rents, and residential properties to rent to corporate housing and as residential rentals.

Off Campus Student Housing began in the mid 1990’s as an infancy industry with high growth potential, with many real estate investors capitalizing on the premium rents and lack of housing on university campuses.

Why Student Housing is Growing:

○	Stable and Rising College Enrollment
○	Demand Exceeds Supply
○	Students Desire Homelike Amenities
○	Lower Off-Campus Housing Costs
○	Capital Constraints on Universities
○	Recession Proof Industry
○	Premium Market Rents Year-Round

USC Students are using the four Metro Stations in walking distance of USC Campus to access Downtown Los Angeles, including Crypto.com Center, LA Live, Nightlife Clubs and Bars, Entertainment Centers, Shopping Opportunities.

Average monthly rents of a unit in the USC area rose from approximately $750 in 2005 to $2,100 in 2024 and student enrollment at USC has grown from 32,000 in 2005 to 47,000 in 2023-24, with 26,000 being graduate students.

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

In addition to investing in real estate, we intend to diversify our investment portfolio and expand our revenue sources to include the acquisitions of profitable high growth businesses to increase our cash flow, including Property Management, CleanTech (Green), Healthcare, Intelligent Technology/Cloud, and Wellness.

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

The major competitive factors in our business are our ability to compete effectively in providing quality housing at an affordable price, maintaining properties in excellent condition and obtaining market rents from tenants. We believe we will compete effectively in these areas.

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

Employees

Presently, we only have two employees, consisting of our non-paid Chief Executive Officer, who is also our sole director, and our Vice President of Investor Relations who devote their time as needed to our business and expect to devote 40 hours per week.

Item 1A. Risk Factors

The following important factors, and the important factors described elsewhere in this report or in our other filings with the SEC, could affect (and in some cases have affected) our results and could cause our results to be materially different from estimates or expectations. Other risks and uncertainties may also affect our results or operations adversely. The following and these other risks could materially and adversely affect our business, operations, results or financial condition.

RISKS ASSOCIATED WITH OUR COMPANY AND INDUSTRY

Since we are a real estate consulting and acquisitions company, we have just begun to generate revenues and lack an established operating history, an investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

Although we have revenues from the rental properties owned by our subsidiaries, we have an accumulated deficit of $2,307,140. Such prospects must be considered given the substantial risks, expenses and difficulties encountered by new entrants into the real estate consulting industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon several factors, including our ability to secure clients and acquire profitable real estate properties. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in increasing our revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

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

Our financial statements for the year ended December 31, 2024, disclose that we can continue as a going concern. However, if necessary, our directors may be unable or unwilling to loan or advance us any funds.

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

Our director has limited experience in the real estate consulting industry, which could prevent us from successfully obtaining clients for the Consulting part of our business plan and impede our ability to earn Consulting revenue.

Our director has experience in the real estate industry but limited experience in the consulting sector. While our president has been an agent, broker, property manager and principal, he has limited experience in real estate consulting to third parties. Our management’s lack of experience could hinder their ability to successfully consult on real estate projects that will result in clients retaining our services. It is likely that our management’s inexperience with real estate consulting will hinder our ability to earn revenue. Each potential investor must carefully consider the lack of experience of our officers and directors before purchasing our common stock.

Our director has limited experience in operating a public company, which could prevent us from successfully implementing our business plan and impede our ability to earn revenue.

Our director has limited experience in operating a public company. While he has experience in operating companies, his limited experience in operating a public company could hinder their ability to successfully comply with the reporting and other requirements imposed on public companies. Each potential investor must carefully consider the lack of experience of our officer and director, who is one in the same, before purchasing our common stock.

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

We have limited financial resources. As of December 31, 2024, we had $9,799 of cash on hand and negative working capital of $2,582,595. If we are unable to develop our business or secure additional funds our business would fail, and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

The real estate consulting industry is subject to extensive and complex federal, state, county and City of Los Angeles rental laws and regulations related to safety, conduct of operations, and payment for services. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions and delays in production schedules orders.

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

We have one director. We have not established board committees comprised of independent members to oversee functions like compensation or audit issues. We do not have an audit or compensation committee comprised of independent directors. Our sole director performs these functions.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our directors’ decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

If our real estate property prices and rents begin to fall, or we do not generate revenues from tenant rentals to cover our property expenses, our business could fail.

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

As a real estate consulting and acquisition company that commenced operations in June 2015, and we expect to face substantial risks, uncertainties, expenses and difficulties. We were formed on March 2, 2015. We have a limited demonstrable operations record, on which you can evaluate our business and prospects. As of the date of this Annual Report on Form 10K, our operations have been devoted to implementing our business plan, acquiring 30 properties, and looking for investment opportunities whereby we can acquire real property and operate it. We cannot guarantee that we will be successful in accomplishing our objectives. In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

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

Except for the 235,000 shares that were registered pursuant to our registration statement, 359,500 shares that had the restrictive legend removed under Rule 144 and 254,265 shares held by Jacaranda3 Investments, Inc., that had the restrictive legend removed under Rule 144, the remaining outstanding shares of common stock (25,103,360 shares are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares more than 1% of the Company’s outstanding common stock every three months. Because of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the number of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the prescribed period. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

As of the effective date of our registration statement, October 27, 2015, we became subject to certain informational requirements of the Exchange Act, as amended and we are required to file periodic reports (i.e., annual, quarterly and special reports) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A. We filed a Form 8A. However, we will not be required to furnish proxy statements to security holders and our director, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500, or more, security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited.

We will incur ongoing costs and expenses for SEC reporting and compliance; without revenue, we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

To be eligible for quotation on the OTC Markets, we must remain current in our filings with the SEC. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTC Markets that become delinquent in their required filings will be removed following a 30 or 60-day grace period if they do not make their required filing during that time. For us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

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

Item 2. Properties

We currently own 9 limited liability companies, which each own the following residential properties:

Entity Name:	Properties Owned:
Akebia Investments, LLC	1
Baobab Investments, LLC	4
Elata Investments, LLC	3
Kapok Investments, LLC	2
Lantana Investments, LLC	3
Mopane Investments, LLC	7
Sunza Investments, LLC	3
Trilosa Investments, LLC	4
Zinnia Investments, LLC	3
30

All properties are located in Los Angeles, California.

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

Item 3. Legal Proceedings

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are not currently engaged in any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common stock. Shares of our common stock trade on the OTC Pink under the symbol “HBUV”.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTC Pink. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2024
First Quarter	$0.06	$0.06
Second Quarter	$0.06	$0.06
Third Quarter	$0.06	$0.06
Fourth Quarter	$1.35	$0.06

Fiscal Year Ended December 31, 2023
First Quarter	$0.21	$0.21
Second Quarter	$0.21	$0.21
Third Quarter	$0.99	$0.06
Fourth Quarter	$0.06	$0.06

As of April 30, 2025, there were approximately 76 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of April 30, 2025, there were 26,237,125 shares of common stock outstanding on record.

Preferred Stock

As of April 30, 2025, we have 520,400 shares of our Series 1 convertible preferred stock that is convertible into shares of our common stock. The conversion provisions are discussed in our footnotes to our financial statements.

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

Dividends – The holders of the Preferred Stock in preference to the holders of common stock, are entitled to receive, if and when declared by the Board of Directors, dividends at the rate of 5% per share per annum, in kind, which shall accrue quarterly. Such dividends are cumulative. No such dividends have been declared to date. In addition, the holders of the Preferred Stock are entitled to receive a dividend, in kind equal, to any dividend paid on common stock, when and if declared by the board, on the basis of the number of common shares into which a share of Preferred Stock may be convertible.

Liquidation – In the event of any liquidation, dissolution, winding-up or sale or merger of the Company, whether voluntarily or involuntarily, each holder of Preferred Stock is entitled to receive, in preference to the holders of common stock, a per-share amount equal to the original issue price of $1.00 (as adjusted, as defined), plus all declared but unpaid dividends.

Dividends

We have not declared or paid any dividends on our common stock since our inception and do not anticipate paying dividends for the foreseeable future. The payment of dividends is subject to the discretion of our board of directors and depends, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common shareholders will be payable when, as and if declared by our board of directors, based upon the board’s assessment of our financial condition and performance, earnings, need for funds, capital requirements, prior claims of preferred stock to the extent issued and outstanding, and other factors, including income tax consequences, restrictions and applicable laws. There can be no assurance, therefore, that any dividends on our common stock will ever be paid.

The holders of our Series 1 convertible preferred stock are entitled to a 5% paid-in-kind dividend on their shares.

Equity Compensation Plan Information

We did not have any shares authorized for issuance under equity plans at December 31, 2024.

Recent Sales of Unregistered Securities

None.

Transfer Agent

Globex Stock Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725, is our independent stock transfer agent.

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

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2024 and 2023. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Overview

We are a startup enterprise that commenced operations on March 5, 2015. We are real estate consulting, asset management and business acquisition company, which specializes in acquiring student housing income properties and development/business opportunities located near within the Los Angeles area.

During 2024, we closed on a total of six new properties in the Los Angeles area, under our Mopane Investments, LLC entity, bringing our total properties under management to thirty. Also, during 2024, a significant tenant that was responsible for $1,431,665, or 64%, and $1,180,338, or 63%, of our revenues during the years ended December 31, 2024 and 2023, respectively, terminated their contracts. We are actively seeking new tenants to fulfill our occupancy rate goals.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2024 and 2023, respectively together with notes thereto, which are included in this Annual Report on Form 10-K.

Results of Operations for the Year Ended December 31, 2024, compared to the year ended December 31, 2023

The following table summarizes selected items from the statement of operations for the years ended December 31, 2024 and 2023, respectively.

	Years Ended
	December 31,		Increase /
	2024	2023	(Decrease)

Rental revenue	$2,232,412	$1,885,985	$346,427

Operating expenses:
General and administrative	265,863	110,084	155,779
Salaries and benefits	87,500	69,100	18,400
Utilities	30,504	47,624	(17,120)
Professional fees	138,876	91,171	47,705
Property taxes	228,268	191,018	37,250
Repairs and maintenance	143,280	435,282	(292,002)
Depreciation	215,006	197,759	17,247
Total operating expenses	1,109,297	1,142,038	(32,741)

Net operating income	1,123,115	743,947	379,168

Other income (expense):
Dividends expense	(26,020)	(25,949)	71
Interest expense	(1,209,530)	(993,330)	216,200
Loss on early extinguishment of debt	(73,802)	-	73,802
Total other income (expense)	(1,309,352)	(1,019,279)	290,073

Net loss	$(186,237)	$(275,332)	$(89,095)

Rental Revenue

Our rental revenues increased to $2,232,412 for the year ended December 31, 2024, compared to $1,885,985 for the comparable period in 2023, an increase of $346,427, or 18%. The increase was due to acquiring 6 new properties that were rented out over various dates in 2024.

General and Administrative Expenses

General and administrative expenses was $265,863 for the year ended December 31, 2024, compared to $110,084 for the year ended December 31, 2023, an increase of $155,779, or 142%. General and administrative expenses increased primarily due to increased property acquisitions in the current year.

Salaries and Benefits

Salaries and benefits for the year ended December 31, 2024 was $87,500, compared to $69,100 for the year ended December 31, 2023, an increase of $18,400, or 27%. Salaries and benefits increased due to more time spent on activities by our vice president who is our only compensated employee.

Utilities

Utilities for the year ended December 31, 2024 was $30,504, compared to $47,624 for the year ended December 31, 2023, a decrease of $17,120, or 36%. The decrease was primarily due to increased occupancy rates in 2024 that resulted in fewer unreimbursed utilities in the current year.

Professional Fees

Professional fees for the year ended December 31, 2024 was $138,876 for the year ended December 31, 2024, compared to $91,171 for the year ended December 31, 2023, an increase of $47,705, or 52%. Professional fees consisted of legal fees and accounting fees, which increased primarily due to increased accounting fees incurred as we expanded operations during the current year.

Property Taxes

Property taxes for the year ended December 31, 2024 was $228,268, compared to $191,018 for the year ended December 31, 2023, an increase of $37,250, or 20%. Property taxes increased primarily due to acquiring six new residential properties during 2024.

Repairs and Maintenance

Repairs and maintenance for the year ended December 31, 2024 was $143,280, compared to $435,282 for the year ended December 31, 2023, a decrease of $292,002, or 67%. Repairs and maintenance decreased due to extensive repairs and maintenance on properties incurred in the prior year that did not need to be replicated in the current year.

Depreciation

Depreciation for the year ended December 31, 2024 was $215,006, compared to $197,759 for the year ended December 31, 2023, an increase of $17,247, or 9%. Depreciation increased primarily due to increased building and capital improvements resulting from the acquisition of six new properties during 2024.

Other Income (Expense)

Other expenses for the year ended December 31, 2024 were $1,309,352, compared to other expenses of $1,019,279 for the year ended December 31, 2023. Other expense during the year ended December 31, 2024 consisted of $26,020 of dividends expense, $1,209,530 of interest expense and a loss of $73,802 on the early extinguishment of debt. Other expenses for the year ended December 31, 2023 consisted of $25,949 of dividends expense and $993,330 of interest expense.

Net Loss

Our net loss for the year ended December 31, 2024 was $186,237, compared to a net loss of $275,332 for the year ended December 31, 2023, a decrease of $89,095, or 32%. Our net loss decreased primarily due to less repairs and maintenance on properties and increased rental revenue resulting from the acquisition of six new properties during 2024, as partially offset by increased finance costs on those same properties.

Liquidity and Capital Resources.

As of December 31, 2024, the Company had current assets of $14,262, consisting of cash of $9,799 and accounts receivable of $4,463. The Company’s current liabilities as of December 31, 2024 were $2,596,857, consisting of $4,982 of accounts payable, $27,875 of advanced rents received, $87,366 of accrued interest, $96,440 of security deposits payable, $474,271 amounts due to related parties, 1,700,440 of current maturities of mortgages payable and $205,483 of dividends payable.

The following table summarizes our total current assets, liabilities and working capital at December 31, 2024 and 2023.

	December 31,
	2024	2023
Current Assets	$14,262	$36,164

Current Liabilities	$2,596,857	$1,779,063

Working Capital	$(2,582,595)	$(1,742,899)

The following table summarizes our cash flows during the years ended December 31, 2024 and 2023, respectively.

	For the Year Ended
	December 31,
	2024	2023
Net cash provided by operating activities	$188,394	$110,233
Net cash used in investing activities	(606,796)	-
Net cash provided by (used in) financing activities	403,637	(177,737)

Net change in cash	$(14,765)	$(67,504)

The increase of $78,161 in cash provided by operating activities for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to increased rental revenues in the current year as we acquired six new properties during 2024.

The $606,796 increase in cash used in investing activities for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due primarily to the purchase of six new properties for total cash paid of $525,856, and $80,940 paid on investments in the year ended December 31, 2024.

Cash provided by financing activities for the year ended December 31, 2024, consisted of $611,199 of proceeds received from mortgages used to purchase property and equipment in 2024, compared to $240,000 of proceeds received from mortgages for the year ended December 31, 2023, and repayments on mortgages payable of $207,562 in 2024, compared to $417,737 of repayments on mortgages payable during the year ended December 31, 2023.

Debt Financing

Mortgage Financings

On October 23, 2024, the Company, through its subsidiary, Mopane Investments, LLC (“Mopane”), closed on the acquisition of the real property located at 1100 W. 48th Street in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $650,000. Terms of the acquisition are as follows: (1) $487,500 first position note issued to Property Owner, Mopane, owing to lender, Investor Mortgage Finance, LLC, bearing interest at the rate of 6.30% per annum. Principal and interest payable in monthly installments of $3,017 commenced on December 1, 2024 and continues until November 1, 2054, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $200,000 second position note owed by Mopane to Belladonna Lily Investments, Inc. (“Belladonna”), bearing interest at the rate of 6.00% per annum. Interest only payable in monthly installments of $1,000 are due the 1st day of each month beginning on November 1, 2024 and continuing until December 31, 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On August 30, 2024, the Company, through its subsidiary, Mopane, closed on the acquisition of the real property located at 1659 Roosevelt Avenue in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $760,000. Terms of the acquisition are as follows: (1) $570,000 first position note issued to Mopane, owing to LendingOne, bearing interest at the rate of 6.90% per annum. Interest only payments in monthly installments of $3,278 commenced on October 1, 2024 and continues until September 1, 2054, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $200,000 second position note owed by Mopane to Belladonna, bearing interest at the rate of 6.00% per annum. Interest only payable in monthly installments of $1,000 are due the 1st day of each month beginning on September 1, 2024 and continuing until December 31, 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On August 20, 2024, the Company, through its subsidiary, Mopane, closed on the acquisition of the real property located at 802 E. 25th Street in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $650,000. Terms of the acquisition are as follows: (1) $520,000 first position note issued to Mopane, owing to LendingOne, bearing interest on unpaid principal at the rate of 6.71% per annum. Principal and interest payable in monthly installments of $3,359, or more, commenced on October 1, 2024 and continues until September 1, 2054, at which time the entire principal balance together with interest due thereon, shall become due and payable, and a (2) $150,000 second position note owed by Mopane to Belladonna, bearing interest at the rate of 6.00% per annum. Interest only payable in monthly installments of $750 are due on the 1st day of each month beginning on August 1, 2024 and continuing until December 31, 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On June 27, 2024, we completed an acquisition, through our subsidiary, Mopane, the real property located at 1460 North Eastern Avenue in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $670,000. Terms of the acquisition are as follows: (1) A first position note with payment on principal balance of $578,000 issued by the Property Owner, Mopane, owing to lender, LendingOne, LLC (“LendingOne”), bearing interest at 9.5% per annum, based on a 30/360 day year. The Company has an additional $25,000 of credit available to them pursuant to a construction hold back. Interest only payments in monthly installments of $4,774, or more, commenced August 1, 2024, and continue until April 1, 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $175,000 second position note owing by Mopane to Belladonna, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $750, or more, on the 1st day of each month beginning on the 1st day of July 2024 and continuing until June 30, 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On June 20, 2024, we completed an acquisition, through our subsidiary, Mopane, the real property located at 1457 W. 35th Street in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $710,000. Terms of the acquisition are as follows: (1) A first position note with payment on principal balance of $599,750 issued by Mopane, owing to lender, Churchill Funding I, LLC, bearing interest at 10% per annum, based on a 30/360 day year. The Company has an additional $25,000 of credit available to them pursuant to a construction hold back. Interest only payable in monthly installments of $4,998, or more, commenced on August 1, 2024 and continue until July 1, 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $130,000 second position note owing by Mopane to Belladonna, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6% per annum. Interest only payable in monthly installments of $650, or more, on the 1st day of each month beginning on the 1st day of July 2024 and continuing until the 30th day of June 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On May 7, 2024, we completed an acquisition, through our subsidiary, Mopane, the real property located at 4700 S. Budlong Avenue in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $649,000. Terms of the acquisition are as follows: (1) A first position note with payment on principal balance of $544,150 issued by the Property Owner, Mopane, owing to lender, Center Street Lending VIII SPR, LLC, bearing interest at the rate of 10.99% per annum, based on a daily rate of 360 days per year. The Company has an additional $50,000 of credit available to them pursuant to a construction hold back. The loan is payable in monthly interest only installments of $4,984, or more, starting on July 1, 2024, and continuing until April 15, 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $175,000 second position note owing by Mopane to Belladonna, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $875, or more, on the 1st day of each month beginning on the 1st day of May 2024 and continuing until March 31, 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

Mortgage Refinancings

On November 20, 2024, the first note for 4700 S. Budlong Avenue was refinanced for $728,000 with Investor Mortgage Finance, LLC, bearing interest at the rate of 7.125% per annum. Principal and interest payable in monthly installments of $4,905 commenced on January 1, 2025, and continue until December 1, 2054, at which time the entire principal balance together with interest due thereon, shall become due and payable. The second position note for $175,000, owing by Mopane to Belladonna, added $175,000 to the note on November 5, 2024. On November 21, 2024, $150,500 was paid in the refinance of the first note. The new balance is $199,500, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $997, or more, on the 1st day of each month beginning on the 1st day of May 2024 and continuing until March 31, 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On August 20, 2024, the first note for 3910 Walton Avenue was refinanced for $736,000 with Investor Mortgage Finance, LLC, bearing interest at the rate of 6.650% per annum. Principal and interest payable in monthly installments of $4,725 commenced on October 1, 2024, and continue until September 1, 2054, at which time the entire principal balance together with interest due thereon, shall become due and payable. A total of $526,016 of principal and interest was paid on the first note, and $194,092 of principal and interest was paid on the second note out of the proceeds received on the refinancing.

On June 14, 2024, the first and second note for 2115 Portland Street was refinanced for $993,750 with Ameritrust Mortgage, Corp., bearing interest on unpaid principal at the rate of 7.25% per annum. Principal and interest payable in monthly installments of $6,779, or more, commenced on August 1, 2024, and continue until July 1, 2054, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

Satisfaction of our Cash Obligations for the Next 12 Months

As of December 31, 2024, we had $9,799 of cash on hand, negative working capital of $2,582,595 and an accumulated deficit of $2,307,140. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we implement our business plan and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through debt financing and the sale of equity securities. We will need, and are currently seeking, additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

The accompanying consolidated financial statements appearing in this 10-K have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Affiliate

Our CEO was, prior to 2018, an officer of Belladona Lily Investments, Inc. Belladonna’s association with Hubilu is, and has always been, solely as a lender.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of rental income. One customer accounted for $1,431,665, or 64%, and $1,180,338, or 63%, of our revenues during the years ended December 31, 2024 and 2023, respectively. That client has since terminated all their leases and we are in the process of renovating and renting out those properties to new tenants.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information required by this item.

Item 8. Financial Statements and Supplementary Data

HUBILU VENTURE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Hubilu Venture Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hubilu Venture Corporation (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

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

The Woodlands, TX

May 6, 2025

HUBILU VENTURE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS

Current assets:
Cash	$9,799	$24,564
Accounts receivable	4,463	2,100
Prepaid expenses	-	9,500
Total current assets	14,262	36,164

Real estate:
Land	14,547,789	11,800,304
Building and capital improvements	7,326,066	5,458,695
Less: accumulated depreciation	(953,132)	(738,126)
Total real estate, net	20,920,723	16,520,873

Security deposits	6,600	6,600

Total assets	$20,941,585	$16,563,637

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$4,982	$21,250
Advanced rents received	27,875	10,124
Accrued interest	87,366	39,402
Security deposits payable	96,440	300,383
Due to related party, current maturities	474,271	474,271
Mortgages payable, net of debt discounts, current maturities	1,700,440	754,170
Dividends payable	205,483	179,463
Total current liabilities	2,596,857	1,779,063

Mortgages payable, related party	599,594	599,594
Mortgages payable, net of debt discounts	18,511,358	14,847,352
Convertible preferred stock payable	520,400	520,400

Total liabilities	22,228,209	17,746,409

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,237,125 shares issued and outstanding	26,237	26,237
Additional paid-in capital	994,279	911,894
Accumulated deficit	(2,307,140)	(2,120,903)
Total stockholders’ equity (deficit)	(1,286,624)	(1,182,772)

Total liabilities and stockholders’ equity (deficit)	$20,941,585	$16,563,637

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2024	2023

Rental revenue	$2,232,412	$1,885,985

Operating expenses:
General and administrative	265,863	110,084
Salaries and benefits	87,500	69,100
Utilities	30,504	47,624
Professional fees	138,876	91,171
Property taxes	228,268	191,018
Repairs and maintenance	143,280	435,282
Depreciation	215,006	197,759
Total operating expenses	1,109,297	1,142,038

Net operating income	1,123,115	743,947

Other income (expense):
Dividends expense	(26,020)	(25,949)
Interest expense	(1,209,530)	(993,330)
Loss on early extinguishment of debt	(73,802)	-
Total other income (expense)	(1,309,352)	(1,019,279)

Net loss	$(186,237)	$(275,332)

Weighted average common shares outstanding - basic and diluted	26,237,125	26,237,125
Net loss per common share - basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2022 (Revised)	26,237,125	$26,237	$821,981	$(1,845,571)	$(997,353)
Imputed interest	-	-	89,913	-	89,913
Net loss	-	-	-	(275,332)	(275,332)
Balance, December 31, 2023	26,237,125	$26,237	$911,894	$(2,120,903)	$(1,182,772)
Imputed interest	-	-	82,385	-	82,385
Net loss	-	-	-	(186,237)	(186,237)
Balance, December 31, 2024	26,237,125	$26,237	$994,279	$(2,307,140)	$(1,286,624)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(186,237)	$(275,332)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	215,006	197,759
Imputed interest	82,385	89,913
Cumulative preferred stock dividends payable	26,020	25,949
Impairment of investment in securities	80,940	-
Amortization of debt discounts	43,837	-
Loss on early extinguishment of debt	73,802	-
Decrease (increase) in current assets:
Accounts receivable	(2,363)	(2,100)
Prepaid expenses	9,500	(9,500)
Security deposits	-	183
Increase (decrease) in current liabilities:
Accounts payable	(16,268)	21,250
Advanced rents received	17,751	10,124
Accrued expenses	47,964	(1,727)
Security deposits payable	(203,943)	53,714
Net cash provided by operating activities	188,394	110,233

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments at cost	(80,940)	-
Purchase of property and equipment	(525,856)	-
Net cash used in investing activities	(606,796)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from mortgages payable	611,199	240,000
Repayments on mortgages payable	(207,562)	(417,737)
Net cash provided by (used in) financing activities	403,637	(177,737)

NET CHANGE IN CASH	(14,765)	(67,504)
CASH AT BEGINNING OF PERIOD	24,564	92,068
CASH AT END OF PERIOD	$9,799	$24,564

SUPPLEMENTAL INFORMATION:
Interest paid	$1,037,407	$905,144
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Acquisitions of properties with debt financing	$4,089,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

Notes to the Consolidated Financial Statements

Note 1 – Nature of Business

Hubilu Venture Corporation (“the Company”) was incorporated under the laws of the state of Delaware on March 2, 2015 and is a publicly traded real estate consulting, asset management and business acquisition company, which specializes in acquiring student housing income properties and development/business opportunities located near within the Los Angeles area. The Company currently owns thirty properties within the Los Angeles area under a total of nine subsidiaries in the form of Limited Liability Companies.

Note 2 – Basis of Presentation and Going Concern

Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). All references to GAAP are in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the GAAP hierarchy.

When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. Intercompany accounts and transactions have been eliminated.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2024:

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

(1)	Holding company in the form of a corporation
(2)	Wholly-owned subsidiary in the form of a limited liability corporation

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $2,307,140, and negative working capital of $2,582,595 as of December 31, 2024, and the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new properties to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability.

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

Note 3 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Segment Reporting

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company operates as a single segment, consisting of its property leasing operations in the Los Angeles area. Therefore, the Company’s Chief Executive Officer, who is also the CODM, makes decisions and manages the Company’s operations based on the consolidated operating segment.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2024.

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

The Company’s sales are predominantly generated from leasing its properties to various tenants under operating leases. These sales contain a single performance obligation, and revenue is recognized on a straight-line basis using the effective interest method, based on the Company’s borrowing rate, over the life of the leases. The Company records adjustments to revenue for incidentals and move out, or janitorial reimbursements in the same period that the related revenue is recorded. The Company had a significant concentration, consisting of 64% and 63% of revenue received from 9 Silver for the for the years ended December 31, 2024 and 2023, respectively. On approximately November 1, 2024, 9 Silver vacated all 18 of their rented properties. As of the filing date of this Annual Report, all, but three of those properties have been rented by new tenants.

Loss per Share

The Company’s basic loss per share is calculated by dividing its net loss available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive loss per share is calculated by dividing its net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of December 31, 2024 there were 1,451,766 potentially dilutive shares outstanding. For the years ended December 31, 2024 and 2023, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updated reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024. See Note 16 “Segment Reporting” in the accompanying Notes to the Consolidated Financial Statements for additional information.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness. The guidance in ASU 2023-09 requires that public business entities disclose specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. The ASU also includes other disclosure amendments related to the disaggregation of income tax expense between federal, state and foreign taxes. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis and retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03 and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The guidance requires disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The ASU is effective in the first annual reporting period beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the effect that adoption of this guidance will have on its Consolidated Financial Statements.

Note 4 – Significant Concentrations

The Company had certain customers whose revenue individually represented 10%, or more, of the Company’s total net revenue, or whose accounts receivable balances individually represented 10%, or more, of the Company’s total accounts receivable, as follows:

One customer accounted for 64% and 63% of revenue for the years ended December 31, 2024 and 2023, respectively.

Note 5 - Fair Value of Financial Instruments

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2024 and 2023:

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$9,799	$-	$-
Total assets	9,799	-	-
Liabilities
Due to related party	-	474,271	-
Mortgages payable, related parties	-	599,594	-
Mortgages payable, net of $332,549 of debt discounts	-	20,211,798	-
Dividends payable	-	205,483	-
Preferred shares payable	-	-	520,400
Total liabilities	-	21,491,146	520,400
	$9,799	$(21,491,146)	$(520,400)

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$24,564	$-	$-
Total assets	24,564	-	-
Liabilities
Due to related party	-	474,271	-
Mortgages payable, related parties	-	599,594	-
Mortgages payable, net of $272,183 of debt discounts	-	15,601,522	-
Dividends payable	-	179,463	-
Preferred shares payable	-	-	520,400
Total liabilities	-	16,854,850	520,400
	$24,564	$(16,854,850)	$(520,400)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2024 and 2023.

Note 6 – Investments at Cost

On July 2, 2024, the Company closed on a Short Form Equity Stake and Investment Agreement (“Investment Agreement”) with Gula World, Gula Health Inc., and Gaya Ventures Inc, collectively referred to as (the “Gula Entities”), a conglomerate of spiritual and health-based product and services companies. The Investment Agreement required the Company to purchase Thirty-Two Thousand, Nine Hundred and Forty Dollars ($32,940) into the Gula Entities for a Four (4%) percent Non-Diluted Ownership Interest (“NDOI”) in the Gula Entities. On August 27, 2024, September 15, 2024 and October 17, 2024, the Company also invested a total of $48,000, bringing the total investment to $80,940 at December 31, 2024. Also included in the purchase are any and all assets and axillary products and companies that are owned, planned or may arise from the Gula Entities’ operations. In addition to the shares purchased, the Company received a total of 7,200,000 shares in the Gula Entities for services provided. Given the uncertainty of realizing any future economic benefit from the shares received for services, the Company didn’t recognize income related to the receipt of the shares for services. Pursuant to the cumulative NDOI purchased, and shares received for services, the Company received the following interests in the Gula Entities (collectively referred to as, “Stock”), as of December 31, 2024:

Gaya Ventures Inc - 16,000,000 shares of Common Stock

Gula Heath Inc – 1,600,000 shares of Common Stock

Gula World – 1,600,000 shares of Common Stock

The total ownership in the Gula Entities represented 16% of the total outstanding shares issued by the Gula Entities, which was accounted for on the cost basis. An impairment analysis was performed at year-end, at which time the investment was deemed to be impaired, resulting in a loss on impairment of $80,940 at December 31, 2024.

The Company did not receive voting rights for its NDOI. As amended on August 26, 2024 and November 19, 2024, the Company also had the right to purchase an additional NDOI in the Gula Entities over the following period as follows:

$16,000 invested November 15, 2024 = 2% NDOI

$16,000 invested December 15, 2024 = 2% NDOI

If any of the Gula Entities issued any Stock before December 1, 2024, to any party (“Third Party”), besides Hubilu, the Gula Entities would issue Stock to Hubilu of at least Hubilu’s ownership interest at the time the Gula Entities issues the Stock to the Third Party. In the event Hubilu invested a total of $140,000 in the Gula Entities by December 1, 2024, Hubilu was to be issued Stock equal to 17% of the Stock issued to Third Party.

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

Note 7 - Investments in Real Estate

The change in the real estate property investments for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023

Balance, beginning of the year	$17,258,999	$17,258,999
Acquisitions:	4,089,000	-
	21,347,999	17,258,999
Capital improvements	525,856	-
Balance, end of the year	$21,873,855	$17,258,999

The change in the accumulated depreciation for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Balance, beginning of the year	$738,126	$540,367
Depreciation charge for the period	215,006	197,759
Balance, end of the year	$953,132	$738,126

The Company’s real estate investments as of December 31, 2024 is summarized as follows:

	Initial Cost		Capital	Accumulated		Unamortized Debt	Security
Property	Land	Building	Improvements	Depreciation	Encumbrances	Discounts	Deposits

3711 South Western Avenue	$508,571	$383,716	$30,244	$134,959	$643,584	$-	$21,685
2115 Portland Street	753,840	188,460	16,863	34,455	989,827	24,967	-
4505 Orchard Avenue	506,250	145,776	166,083	34,705	626,052	9,019	-
3791 Normandie Avenue	480,000	160,000	7,000	18,378	746,965	23,438	-
2029 W. 41st Place	540,000	180,000	133,329	32,151	820,000	-	-
1267 West 38th Street	420,210	180,090	18,071	38,314	585,439	12,682	-
1618 West 38th Street	508,298	127,074	14,732	26,210	620,003	10,874	5,000
4016 Dalton Avenue	424,005	106,001	53,540	27,378	589,219	22,492	9,055
1981 West Estrella Avenue	651,659	162,915	72,501	39,847	867,715	17,823	-
3912 S. Hill Street	483,750	161,250	144,475	40,890	640,947	8,539	-
1557 West 29th Street	496,609	146,891	24,286	34,205	582,213	11,522	2,300
3408 S. Budlong Street	499,200	124,800	55,299	26,117	706,874	8,201	7,500
3777 Ruthelen Street	559,200	139,800	24,857	18,371	687,052	9,331	5,750
1733 W. 37th Street	472,875	157,625	12,166	15,889	691,189	7,319	-
1457 W. 35th Street	568,000	142,000	40,751	2,984	804,750	8,479	2,140
1460 N. Eastern Avenue	183,180	486,820	61,828	9,061	883,000	8,791	7,960
4700 Budlong Avenue	381,565	267,435	191,584	9,860	927,500	11,836	-
1659 Roosevelt Avenue	665,050	94,950	1,045	1,064	770,000	11,900	5,200
802 E. 25th Street	485,580	164,420	170,818	3,821	668,639	12,008	-
1100 W. 48th Street	464,110	185,890	43,220	1,464	687,042	10,305	-
3910 Walton Avenue	318,098	191,902	96,700	51,930	734,051	11,182	11,000
3910 Wisconsin Avenue	337,500	150,000	88,833	48,717	668,468	24,163	-
4021 Halldale Avenue	487,500	162,500	45,188	24,031	746,011	17,016	-
717 West 42nd Place	376,800	94,200	-	16,530	468,835	-	-
3906 Denker Avenue	428,000	107,000	60,210	27,395	573,765	5,973	-
4009 Brighton Avenue	442,700	158,300	170,983	42,859	695,844	10,840	4,000
4517 Orchard Avenue	453,750	151,250	94,268	23,939	622,047	7,556	-
2909 South Catalina Street	565,839	344,856	16,181	120,742	599,594	-	7,650
3908 Denker Avenue	534,400	158,300	63,040	26,091	609,772	16,937	7,200
1284 W. 38th Street	551,250	183,750	-	20,775	812,544	9,356	-
	$14,547,789	$5,407,971	$1,918,095	$953,132	$21,068,941	$332,549	$96,440

Real estate acquisitions

2024 acquisitions

On October 23, 2024, the Company, through its subsidiary, Mopane Investments, LLC (“Mopane”), closed on the acquisition of the real property located at 1100 W. 48th Street in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $650,000. Terms of the acquisition are as follows: (1) $487,500 first position note issued to Property Owner, Mopane, owing to lender, Investor Mortgage Finance, LLC, bearing interest at the rate of 6.30% per annum. Principal and interest payable in monthly installments of $3,017 commenced on December 1, 2024 and continues until November 1, 2054, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $200,000 second position note owed by Mopane to Belladonna Lily Investments, Inc. (“Belladonna”), bearing interest at the rate of 6.00% per annum. Interest only payable in monthly installments of $1,000 are due the 1st day of each month beginning on November 1, 2024 and continuing until December 31, 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On August 30, 2024, the Company, through its subsidiary, Mopane, closed on the acquisition of the real property located at 1659 Roosevelt Avenue in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $760,000. Terms of the acquisition are as follows: (1) $570,000 first position note issued to Mopane, owing to LendingOne, bearing interest at the rate of 6.90% per annum. Interest only payable in monthly installments of $3,278 commenced on October 1, 2024 and continues until September 1, 2054, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $200,000 second position note owed by Mopane to Belladonna, bearing interest at the rate of 6.00% per annum. Interest only payable in monthly installments of $1,000 are due the 1st day of each month beginning on September 1, 2024 and continuing until December 31, 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On August 20, 2024, the Company, through its subsidiary, Mopane, closed on the acquisition of the real property located at 802 E. 25th Street in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $650,000. Terms of the acquisition are as follows: (1) $520,000 first position note issued to Mopane, owing to LendingOne, bearing interest on unpaid principal at the rate of 6.71% per annum. Principal and interest payable in monthly installments of $3,359, or more, commenced on October 1, 2024 and continues until September 1, 2054, at which time the entire principal balance together with interest due thereon, shall become due and payable, and a (2) $150,000 second position note owed by Mopane to Belladonna, bearing interest at the rate of 6.00% per annum. Interest only payable in monthly installments of $750 are due on the 1st day of each month beginning on August 1, 2024 and continuing until December 31, 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On June 27, 2024, we completed an acquisition, through our subsidiary, Mopane, the real property located at 1460 North Eastern Avenue in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $670,000. Terms of the acquisition are as follows: (1) A first position note with payment on principal balance of $578,000 issued by the Property Owner, Mopane, owing to lender, LendingOne, LLC (“LendingOne”), bearing interest at 9.5% per annum, based on a 30/360 day year. The Company has an additional $25,000 of credit available to them pursuant to a construction hold back. Interest only payments in monthly installments of $4,774, or more, commenced August 1, 2024, and continue until April 1, 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $175,000 second position note owing by Mopane to Belladonna, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $750, or more, on the 1st day of each month beginning on the 1st day of July 2024 and continuing until June 30, 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On June 20, 2024, we completed an acquisition, through our subsidiary, Mopane, the real property located at 1457 W. 35th Street in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $710,000. Terms of the acquisition are as follows: (1) A first position note with payment on principal balance of $599,750 issued by Mopane, owing to lender, Churchill Funding I, LLC, bearing interest at 10% per annum, based on a 30/360 day year. The Company has an additional $25,000 of credit available to them pursuant to a construction hold back. Interest only payable in monthly installments of $4,998, or more, commenced on August 1, 2024 and continue until July 1, 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $130,000 second position note owing by Mopane to Belladonna, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6% per annum. Interest only payable in monthly installments of $650, or more, on the 1st day of each month beginning on the 1st day of July 2024 and continuing until the 30th day of June 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On May 7, 2024, we completed an acquisition, through our subsidiary, Mopane, the real property located at 4700 S. Budlong Avenue in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $649,000. Terms of the acquisition are as follows: (1) A first position note with payment on principal balance of $544,150 issued by the Property Owner, Mopane, owing to lender, Center Street Lending VIII SPR, LLC, bearing interest at the rate of 10.99% per annum, based on a daily rate of 360 days per year. The Company has an additional $50,000 of credit available to them pursuant to a construction hold back. The loan is payable in monthly interest only installments of $4,984, or more, starting on July 1, 2024, and continuing until April 15, 2025, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $175,000 second position note owing by Mopane to Belladonna, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $875, or more, on the 1st day of each month beginning on the 1st day of May 2024 and continuing until March 31, 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

2023 acquisitions

Hubilu did not acquire any new properties in the 2023 fiscal year.

Note 8 – Security Deposits

Security deposits included the following as of December 31, 2024 and 2023, respectively:

	December 31,	December 31,
	2024	2023
Security deposits on office lease	$6,600	$6,600

Note 9 – Due to Related Party

As of December 31, 2024 and 2023, the Company owed Jacaranda Investments, Inc., $474,271. These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded imputed interest charges of $82,385 and $89,913, which was credited to additional paid-in capital for the years ended December 31, 2024 and 2023, respectively.

Note 10 – Mortgages Payable, Related Parties

The Company’s mortgages payable to related parties are as follows:

	Principal Balance
	December 31,		Stated
	2024	2023	Interest Rate	Maturity Date
2909 South Catalina Street	$599,594	$599,594	6.00%	April 20, 2029

On April 10, 2017 Esteban Coaloa loaned the Company $655,000 via an All Inclusive Trust Deed (“AITD”) as part of the purchase of 2909 S. Catalina Street, Los Angeles, CA. This loan is considered a related party loan due to Esteban Coaloa’s preferred stock holdings. If the preferred stock is converted to common stock at the current share price it would result in Mr. Coala owning > 5% of the Company. This is an interest only note with principal due on April 20, 2029.

Note 11 – Mortgages Payable

The Company’s mortgages are summarized as follows:

	Principal Balance
	December 31,		Stated
	2024	2023	Interest Rate	Maturity Date
3711 South Western Avenue	$643,584	$643,585	5.00%	December 1, 2029
2115 Portland Street	989,827	902,214	7.25%	July 1, 2054
4505 Orchard Avenue	626,052	637,567	4.625%	March 1, 2052
3791 S. Normandie Avenue
-First Note	596,965	606,567	5.225%	April 1, 2052
-Second Note	150,000	150,000	5.00%	March 1, 2029
2029 W. 41st Place	820,000	820,000	6.00%	December 31, 2029
1267 West 38th Street	585,439	596,195	4.975%	June 1, 2051
1618 West 38th Street
-First Note	470,003	477,482	6.30%	January 1, 2050
-Second Note	150,000	150,000	6.00%	December 10, 2025
4016 Dalton Avenue	589,219	600,038	4.975%	June 1, 2051
1981 Estrella Ave	867,715	883,908	5.225%	June 1, 2051
3912 S. Hill Street
-First Note	488,947	496,174	6.425%	December 1, 2050
-Second Note	152,000	152,000	6.425%	November 1, 2026
1557 West 29th Street	582,213	593,956	4.975%	June 1, 2051
3408 S. Budlong Street
-First Note	586,874	598,527	4.875%	December 1, 2051
-Second Note	120,000	120,000	5.00%	November 1, 2029
3777 Ruthelen Street	687,052	699,061	4.625%	March 1, 2052
1733 W. 37th Place
-First Note	591,189	573,167	7.225%	April 1, 2052
-Second Note	100,000	100,000	6.00%	March 31, 2029
1457 W. 35th Street
-First Note	599,750	-	10%	July 1, 2025
-Second Note	205,000	-	6.00%	June 30, 2029
1460 N. Eastern Avenue
-First Note	578,000	-	9.50%	April 1, 2025
-Second Note	305,000	-	6.00%	June 30, 2029
4700 S. Budlong Avenue
-First Note	728,000	-	7.125%	December 1, 2054
-Second Note	199,500	-	6.00%	March 31, 2029
1659 Roosevelt Avenue
-First Note	570,000	-	6.90%	September 1, 2054
-Second Note	200,000	-	6.00%	December 31, 2029
802 E. 25th Street
-First Note	518,639	-	6.71%	September 1, 2054
-Second Note	150,000	-	6.00%	December 31, 2029
1100 W. 48th Street
-First Note	487,042	-	6.30%	November 1, 2054
-Second Note	200,000	-	6.00%	December 31, 2029
3910 Walton Avenue	734,051	529,258	6.65%	August 1, 2049
3910 Wisconsin Street	668,468	679,788	5.225%	March 1, 2052
4021 Halldale Avenue	746,011	755,111	6.575%	October 1, 2052
717 West 42nd Place
-First Note	333,867	335,167	6.85%	November 1, 2048
-Second Note	134,968	134,968	6.85%	April 30, 2029
3906 Denker Avenue
-First Note	388,765	395,159	6.00%	March 1, 2050
-Second Note	185,000	185,000	6.00%	February 14, 2025
4009 Brighton Avenue	695,844	708,367	4.875%	November 1, 2051
4517 Orchard Avenue
-First Note	464,047	471,632	5.225%	April 1, 2052
-Second Note	158,000	158,000	5.00%	March 1, 2029
3908 Denker Avenue	609,772	620,547	4.975%	December 1, 2051
1284 W. 38th Street
-First Note	624,544	637,267	4.625%	March 1, 2052
-Second Note	188,000	188,000	5.25%	June 30, 2029
Hubilu general loan	75,000	275,000	-%	December 31, 2029

Total mortgages payable	$20,544,347	$15,873,705
Less: unamortized debt discounts	332,549	272,183
Mortgages payable, net of discounts	$20,211,798	$15,601,522
Less: current maturities	1,700,440	754,170
Mortgages payable, long-term portion	$18,511,358	$14,847,352

In addition to mortgages incurred pursuant to property acquisitions during the year ended December 31, 2024, as disclosed in Note 7, the Company refinanced the following debts:

On November 20, 2024, the first note for 4700 S. Budlong Avenue was refinanced for $728,000 with Investor Mortgage Finance, LLC, bearing interest at the rate of 7.125% per annum. Principal and interest payable in monthly installments of $4,905 commenced on January 1, 2025, and continue until December 1, 2054, at which time the entire principal balance together with interest due thereon, shall become due and payable. The second position note for $175,000, owing by Mopane to Belladonna, added $175,000 to the note on November 5, 2024. On November 21, 2024, $150,500 was paid in the refinance of the first note. The new balance is $199,500, whose terms of payments due were interest only, payable on unpaid principal at the rate of 6.00% per annum. Interest only payable in monthly installments of $997, or more, on the 1st day of each month beginning on the 1st day of May 2024 and continuing until March 31, 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On August 20, 2024, the first note for 3910 Walton Avenue was refinanced for $736,000 with Investor Mortgage Finance, LLC, bearing interest at the rate of 6.650% per annum. Principal and interest payable in monthly installments of $4,725 commenced on October 1, 2024, and continue until September 1, 2054, at which time the entire principal balance together with interest due thereon, shall become due and payable. A total of $526,016 of principal and interest was paid on the first note, and $194,092 of principal and interest was paid on the second note out of the proceeds received on the refinancing.

On June 14, 2024, the first and second note for 2115 Portland Street was refinanced for $993,750 with Ameritrust Mortgage, Corp., bearing interest on unpaid principal at the rate of 7.25% per annum. Principal and interest payable in monthly installments of $6,779, or more, commenced on August 1, 2024, and continue until July 1, 2054, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

The Company realized a $73,802 loss on early extinguishment of debt related to refinancing notes payable during the year ended December 31, 2024.

The Company recognized $1,209,530 and $993,330 of interest expense on notes payable for the twelve months ended December 31, 2024 and 2023, respectively.

Scheduled repayments on mortgages payable, including paying off interest only loans and mortgages due are as follows:

Year ending December 31,
2025	$1,737,597
2026	389,592
2027	251,079
2028	265,351
2029	3,929,507
Thereafter	13,971,221
Total	20,544,347
Debt discounts	(332,549)
$20,211,798

Note 12 – Series 1 Convertible Preferred Shares

The Company has authorized and designated 2,000,000 shares of Series 1 convertible preferred stock (the “Preferred Stock”). At December 31, 2024, there was 520,400 shares of Series 1 convertible preferred stock issued and outstanding.

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

The Preferred Stock matures on September 30, 2029.

The predominant settlement obligation of the Series 1 Convertible Preferred shares was considered to be the issuance of a variable number of shares to settle a fixed monetary amount. Thus, these shares are scoped into the guidance of ASC 480-10 and are accounted for as a liability as at December 31, 2024 and 2023.

	Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2022	520,400	$520,400	$153,514	$673,914
Dividends accrued	-	-	25,949	25,949
Shares issued	-	-	-	-

Balance, December 31, 2023	520,400	520,400	179,463	$699,863
Dividends accrued	-	-	26,020	26,020
Shares issued	-	-	-	-
Balance, December 31, 2024	520,400	$520,400	$205,483	$725,883

Note 13 – Income Taxes

The Company did not record a provision for income taxes for the years ended December 2024 and 2023 and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2024, the Company had approximately $2,374,000 of federal net operating losses. The net operating loss carryforwards (“NOL”), if not utilized, will begin to expire in 2041. Federal NOLs do not expire, but are subject to 80% income limitation on use; state and local laws may vary by jurisdiction. Net deferred tax assets are mainly comprised of temporary differences between financial statement carrying amount and tax basis of assets and liabilities.

The provision (benefit) for income taxes for the period from inception through December 31, 2024 were assuming a 21% effective tax rate.

Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2024	December 31, 2023

Net operating loss carry-forwards	$498,540	$437,010
Valuation allowance	(498,540)	(437,010)
	$-	$-

The Company has incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2024.

In addition, the Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits at December 31, 2024 and 2023. The Company’s federal and state income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and as such the Company’s federal and state income tax returns remain open to examination.

Note 14 - Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 100,000,000 shares of $0.001 par value common stock. As of December 31, 2024, a total of 26,237,125 shares of common stock had been issued. Each holder of common stock is entitled to one vote for each share of common stock held.

No common stock was issued during the years ended December 31, 2024 and 2023.

Note 15 - Commitment And Contingencies

Office Lease

During the year ended December 31, 2020, the Company released half of our office space back to the landlord on a month-to-month at our office in Beverly Hills, CA. The monthly rent reduced to $1,300 as of June 1, 2020. Our current rent amount is $1,395. We paid $16,740 and $16,353 of rent for the years ended December 31, 2024 and 2023, respectively.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operation.

Note 16 – Segment Reporting

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s Chief Executive Officer has been identified as the chief operating decision maker (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, we determined we operate in a single reporting segment – being a provider of rental properties in a single geographic area.

As of December 31, 2024, the Company’s total real estate, net of accumulated depreciation, was $20,920,723. All of the Company’s properties are located in Los Angeles, CA. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023

Rental revenue	$2,232,412	$1,885,985
Depreciation	215,006	197,759
Other operating expenses	894,291	944,279
Net operating income	$1,123,115	$743,947
Interest expense	$1,209,530	$993,330
Other expenses	99,822	25,949
Net loss	$186,237	$275,332

The key measures of segment profit or loss reviewed by our CODM are rental revenues, depreciation on properties, and interest expenses. The CODM reviews rental revenue to measure and monitor stockholder value and determine the most effective strategy of real estate investment. Depreciation and interest expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to fund operations. The CODM also reviews other general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 17 – Subsequent Events

Property Acquisitions

On March 6, 2025, the first note for 1460 N. Eastern Avenue was refinanced for $661,500 with LendingOne, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 7.45% per annum. Principal and interest payable in monthly installments of $4,603, or more, starting on May 1, 2025, and continuing until the 1st day of April 2055, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On February 5, 2025, the first note for 1457 W. 35th Street was refinanced for $720,000 with Investor Mortgage Finance, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 7.05% per annum. Principal and interest payable in monthly installments of $4,814, or more, starting on April 1, 2025, and continuing until the 1st day of March 2055, at which time the entire principal balance together with interest due thereon, shall become due and payable.

Investments in the Gula Entities

In January and February 2025, the Company received an aggregate total of 2,400,000 shares of common stock in the Gula Entities for services provided. In addition, on February 28, 2025, the Company received 73,098 shares of preferred stock in Gula World Inc., which includes a 6% dividend to be paid quarterly.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2024 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2024. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

Plan for Remediation of Material Weaknesses:

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2024 assessment of the effectiveness of our internal control over financial reporting.

Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

Changes in internal controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Position
David Behrend	57	Chairman, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer

Tracy Black-Van Wier	50	Secretary and Vice President, Investor Relations

The persons named above have held their offices/positions since May 26, 2020 and we expect them to hold their offices/positions at least until the next annual meeting of our shareholders.

Biographies

Set forth below are brief accounts of the business experience of each director and executive officer of the Company.

Mr. David Behrend, Chairman, President, Chief Executive Officer, and Chief Financial Officer. David Behrend is our Chairman, Chief Executive Officer, Chief Financial Officer has served in that capacity since March 5, 2015. Starting with his first real estate acquisition in 1997, Mr. Behrend has worked over the past 18 years as a portfolio real estate buyer and real estate agent and broker. From 1997 to 1998, Mr. Behrend was a California licensed real estate agent and, since 1998, Mr. Behrend has been a California licensed real estate broker. From 2013 to the present, he is a property manager with Camden Realty Group. Mr. Behrend has completed approximately 250 real estate transactions with commercial and residential properties and has acted as a principal and property manager on numerous properties. In 1989, Mr. Behrend graduated from the University of Witwatersrand in Johannesburg, South Africa with a degree in Business Commerce majoring in law, economics and accounting. In 1990, Mr. Behrend graduated from the University of Witwatersrand in Johannesburg, South Africa with an Honors degree in Business Economics majoring in Finance and Marketing.

Ms. Tracy Black-Van Wier, Secretary and Vice President-Investor Relations. Tracy Black-Van Wier is our Vice President of Investor Relations and has served in that capacity since August 18, 2016. From May 2013 to June 2015, Ms. Black-Van Wier was the National Marketing Director of Nerium International, a multi-level marketing company in the anti-aging industry and oversaw a sales force of over 1,000 people. In her capacity as National Marketing Director, sales increased by 500%. She is a professional speaker, motivator, and relationship builder. Ms. Black-Van Wier graduated with Honors from the University of Santa Cruz with a B.A. in Psychology.

Family Relationships

There are no family relationships among any of our directors or executive officers.

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

Board of Directors

Our director holds office until the completion of his term of office, which is not longer than one year, or until his successor(s) have been elected. Our director’s term of office expires on March 31, 2027. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, our director receives no compensation for his role as director but may receive compensation for his role as officer.

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

Delinquent Section 16(a) Reports

The were no persons who, at any time during the fiscal year ended December 31, 2024, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the year ended December 31, 2024 and 2023, compensation awarded to or paid to, or earned by, our Chief Executive Officer and other officers (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
David Behrend CEO,	2024	-	-	-	-	-	-	-	-
President, CFO and Director	2023	-	-	-	-	-	-	-	-

Tracy Black Van Wier,	2024	87,500	-	-	-	-	-	-	87,500
Secretary & Vice President of Investor Relations	2023	69,752	-	-	-	-	-	-	69,752

We have no formal employment arrangement with Mr. Behrend. Mr. Behrend has not, and does not receive any compensation. Mr. Behrend’s compensation amounts will be formalized if his annual compensation ever exceeds $50,000.

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Except as set forth above none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2024 and 2023.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 30, 2025, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. There are not any pending or anticipated arrangements that may cause a change in control. The address of each of our directors and executive officers named in the table is c/o Hubilu, Inc., 205 South Beverly Drive, Suite 205, Beverly Hills, California 90212:

	Common Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)
Officers and Directors:
David Behrend, Chairman and CEO(3)	25,000,000	95.3%
Tracy Black-Van Wier, Secretary & Vice President of Investor Relations(4)	151,625	*
Directors and Officers as a Group (2 persons)	25,151,625	95.9%
5% or Greater Shareholders
David Behrend, Chairman and CEO(3)	25,000,000	95.3%

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person.
(2)	Percentage of beneficial ownership is based upon 26,237,125 shares of common stock. For each named person, this percentage includes common stock that the person has the right to acquire either currently or within 60 days of April 30, 2025, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.
(3)	Includes 25,000,000 shares held in the name of Jacaranda3 Investments, Inc., which is an entity in which David Behrend is the beneficial owner. Since he will continue to control us, investors in our common or preferred offering will be unable to change the course of our operations. Thus, our shares lack the value normally attributable to voting rights. This could result in a reduction in value of the shares you own because of their ineffective voting power.
(4)	Includes 75,000 shares held in the name of T.E.J. Freedom 48, which is an entity in which Tracy Black-Van Wier is the beneficial owner.

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

Item 14. Principal Accountant Fees and Services.

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2024 and 2023.

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

	Years Ended December 31,
	2024	2023

Audit Fees(1)	$51,000	$46,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$51,000	$46,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Description of Document
3.1	Certificate of Incorporation (incorporate by reference to Exhibit 3.1 of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.2	Certificate of Correction of Certificate of Incorporation (incorporate by reference to Exhibit 3.1a of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.3	Bylaws (incorporate by reference to Exhibit 3.2 of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.4	Form of Stock Certificate (incorporated by reference to Exhibit 3.3 of Form 8-A12G filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 21, 2016)
4.1	Certificate of Designations of 5% Voting, Cumulative Convertible Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 21, 2016)
4.2	Certificate of Designations of 5% Voting, Cumulative Convertible Series 1 Preferred Stock (incorporated by reference to Exhibit 4.2 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 21, 2016)
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 of Form 10-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 16, 2024)
10.1	Purchase Contract, dated as of August 18, 2016, among Hubilu Venture Corporation and Zinnia Investments, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 14, 2017)
10.2	Purchase Contract, dated as of September 26, 2016, among Hubilu Venture Corporation and Akebia Investments, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 14, 2017)
10.3	Purchase Contract, dated as of May 30, 2018, among Hubilu Venture Corporation and Sunza Investments, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 24, 2019)
10.4	Purchase Contract, dated as of September 25, 2018, among Hubilu Venture Corporation and Sunza Investments, LLC and Jose Alfaro and Claudia Novoa (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 24, 2019)
10.5	Purchase Contract, dated as of October 19, 2018, among Hubilu Venture Corporation and Lantana Investments, LLC (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 24, 2019)
10.6	Purchase Contract, dated as of December 31, 2018, among Hubilu Venture Corporation and Lantana Investments, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on September 5, 2019)
10.7	Purchase Contract, dated as of July 16, 2019, among Hubilu Venture Corporation and Elata Investments, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on September 5, 2019)
10.8	Buyer’s Final Settlement Statement, dated as of December 13, 2019 between Elata Investments, LLC and Ava Gillett (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 16, 2020)
10.9	Buyer’s Final Settlement Statement, dated as of December 30, 2019 between Elata Investments, LLC and Raul Oseguera (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 16, 2020)
10.10	Buyer’s Final Settlement Statement, dated as of December 31, 2019 between Kapok Investments, LLC and Adlon Investments, LLC (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 16, 2020)
10.11	Buyer’s Final Settlement Statement, dated as of December 31, 2019 between Trilosa Investments, LLC and Hubilu Venture Corporation (incorporated by reference to Exhibit 10.4 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 16, 2020)
10.12	Buyer’s Final Settlement Statement, dated as of December 31, 2019 between Boabab Investments, LLC and Hubilu Venture Corporation (incorporated by reference to Exhibit 10.5 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 16, 2020)
10.13	Purchase Contract, dated as of June 8, 2021 among Sunza Investments, LLC and Derek Morris, TTEE (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 20, 2021)

10.14	Purchase Contract, dated as of April 17, 2021 among Zinnia Investments, LLC and Mi Ra Ko and Irene Min Choi (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 20, 2021)
10.15	Purchase Contract, dated as of June 28, 2021 among Zinnia Investments, LLC and Joo Young and Ku Kang (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 20, 2021)
10.16	Purchase Contract, dated as of July 21,2021 among Lantana Investments, LLC and Evalyn E. Forster and Avrumie Schnitzer (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on February 9, 2022)
10.17	Disclosure regarding real estate agency relationship (incorporated by reference to Exhibit 10.1a of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on February 9, 2022)
10.18	Purchase Contract, dated as of August 17, 2021 among Boabab Investments, LLC and Letictia Elder (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on February 9, 2022)
10.19	Addendum to Purchase Contract, dated as of August 17, 2021 among Boabab Investments, LLC and Letictia Elder (incorporated by reference to Exhibit 10.2a of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on February 9, 2022)
10.20	Purchase Contract, dated as of November 11, 2021 among Boabab Investments, LLC and Gertrude M. Williams and GM Williams Living Trust (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on February 9, 2022)
10.21	Purchase Contract, dated as of December 6, 2021 among Boabab Investments, LLC and Magnum Property Investments, LLC (incorporated by reference to Exhibit 10.4 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on February 9, 2022)
10.22	Purchase Contract, dated as of January 4, 2021 among Trilosa Investments, LLC and Blackwell Nadine H O Trust (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on March 4, 2022)
10.23	Purchase Contract, dated as of February 2, 2022 among Mopane Investments, LLC and Omari Mack (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on March 28, 2022)
10.24	Promissory Note, dated as of February 27, 2024, among Hubilu Venture Corporation and Belladonna Lily Investments, Inc. (Incorporated by reference to Exhibit 10.1 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 15, 2024)
10.25	Fixed Rate Note, dated as of March 16, 2024, among Hubilu Venture Corporation and Investor Mortgage Finance LLC (Incorporated by reference to Exhibit 10.2 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 15, 2024)
10.26	Promissory Note, dated as of April 15, 2024, among Mopane Investments, LLC and Center Street Lending VIII SPE, LLC (Incorporated by reference to Exhibit 10.3 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 19, 2024)
10.27	Promissory Note Secured by Deed of Trust, dated as of April 22, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc. (Incorporated by reference to Exhibit 10.4 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 19, 2024)
10.28	Secured Note, dated as of June 20, 2024, among Mopane Investments, LLC and Churchill Funding I LLC (Incorporated by reference to Exhibit 10.5 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 19, 2024)
10.29	Construction Loan, dated as of June 25, 2024, among Mopane Investments, LLC and LendingOne, LLC (Incorporated by reference to Exhibit 10.6 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 19, 2024)
10.30	Promissory Note Secured by Deed of Trust, dated as of June 17, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc. (Incorporated by reference to Exhibit 10.7 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 19, 2024)
10.31	Promissory Note, dated as of June 12, 2024, among Boabab Investments, LLC and Ameritrust Mortgage Corporation (Incorporated by reference to Exhibit 10.8 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 19, 2024)
10.32	Commercial Promissory Note Secured by Deed of Trust, dated as of August 16, 2024, among Mopane Investments, LLC and LendingOne, LLC (Incorporated by reference to Exhibit 10.09 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 19, 2024)
10.33	Promissory Note Secured by Deed of Trust, dated as of July 17, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc. (Incorporated by reference to Exhibit 10.10 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 19, 2024)
10.34	Unsecured Promissory Note, dated as of August 19, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc. (Incorporated by reference to Exhibit 10.11 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 19, 2024)

10.35	Commercial Promissory Note Secured by Deed of Trust, dated as of August 29, 2024, among Mopane Investments, LLC and LendingOne, LLC (Incorporated by reference to Exhibit 10.12 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 19, 2024)
10.36	Promissory Note Secured by Deed of Trust, dated as of August 1, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc. (Incorporated by reference to Exhibit 10.13 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 19, 2024)
10.37	Fixed/Adjustable Rate Promissory Note Secured by Deed of Trust, dated as of August 20, 2024, among Sunza Investments, LLC and Investor Mortgage Finance LLC (Incorporated by reference to Exhibit 10.14 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 19, 2024)
10.38	Short Form Equity Stake & Investment Agreement, dated as of July 2, 2024, among Hubilu Venture Corporation and Gula World, Gula Health Inc, and Gaya Ventures Inc, collectively (Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on July 8, 2024)
10.39*	Amended Promissory Note Secured by Deed of Trust, dated as of October 1, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc.
10.40*	Promissory Note Secured by Deed of Trust, dated as of October 8, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc.
10.41*	Promissory Note Secured by Deed of Trust, dated as of October 23, 2024, among Mopane Investments, LLC and Investor Mortgage Finance, LLC
10.42*	Promissory Note Secured by Deed of Trust, dated as of November 20, 2024, among Mopane Investments, LLC and Investor Mortgage Finance, LLC
10.43*	Amended Promissory Note Secured by Deed of Trust, dated as of November 25, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc.
10.44*	Amended Promissory Note Secured by Deed of Trust, dated as of December 10, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc.
14.1	Code of Ethics (incorporate by reference to Exhibit 14.1 of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
21.1	Subsidiaries of Hubilu Venture Corporation (9) (incorporated by reference to Exhibit 21.1 of Form 10-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 16, 2024)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.

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

Dated:	May 6, 2025

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer (Principal Accounting and Financial Officer) and
Director

Dated:	May 6, 2025

