Form 10-Q
period 2025-03-31
Hubilu Venture Corp
filed 2025-05-20
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 20, 2025 the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 26,237,125.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$53,662	$9,799
Accounts receivable	33,546	4,463
Total current assets	87,208	14,262

Real estate:
Land	14,547,789	14,547,789
Building and capital improvements	7,391,604	7,326,066
Less: accumulated depreciation	(1,014,877)	(953,132)
Total real estate, net	20,924,516	20,920,723

Security deposits	6,600	6,600

Total assets	$21,018,324	$20,941,585

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$40,472	$4,982
Advanced rents received	40,198	27,875
Accrued interest	94,508	87,366
Security deposits payable	152,133	96,440
Due to related party, current maturities	474,271	474,271
Mortgages payable, net of debt discounts, current maturities	557,199	1,700,440
Dividends payable	211,881	205,483
Total current liabilities	1,570,662	2,596,857

Mortgages payable, related party	599,594	599,594
Mortgages payable, net of debt discounts	19,914,879	18,511,358
Convertible preferred stock payable	520,400	520,400

Total liabilities	22,605,535	22,228,209

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,237,125 shares issued and outstanding	26,237	26,237
Additional paid-in capital	1,016,252	994,279
Accumulated deficit	(2,629,700)	(2,307,140)
Total stockholders’ equity (deficit)	(1,587,211)	(1,286,624)

Total liabilities and stockholders’ equity (deficit)	$21,018,324	$20,941,585

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Rental revenue	$383,512	$518,978

Operating expenses:
General and administrative	59,273	53,563
Salaries and benefits	15,600	14,400
Utilities	9,276	14,846
Professional fees	35,224	24,717
Property taxes	46,600	44,360
Repairs and maintenance	107,992	70,116
Depreciation	61,745	40,080
Total operating expenses	335,710	262,082

Net operating income	47,802	256,896

Other income (expense):
Interest income	107	-
Interest expense	(353,842)	(247,895)
Dividends expense	(6,398)	(6,469)
Loss on early extinguishment of debt	(10,229)	(7,747)
Total other income (expense)	(370,362)	(262,111)

Net loss	$(322,560)	$(5,215)

Weighted average common shares outstanding - basic and diluted	26,237,125	26,237,125
Net loss per common share - basic and diluted	$(0.01)	$(0.00)

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended March 31, 2025
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2024	26,237,125	$26,237	$994,279	$(2,307,140)	$(1,286,624)

Imputed interest	-	-	21,973	-	21,973

Net loss	-	-	-	(322,560)	(322,560)

Balance, March 31, 2025	26,237,125	$26,237	$1,016,252	$(2,629,700)	$(1,587,211)

	For the Three Months Ended March 31, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2023	26,237,125	$26,237	$911,894	$(2,120,903)	$(1,182,772)

Imputed interest	-	-	22,416	-	22,416

Net loss	-	-	-	(5,215)	(5,215)

Balance, March 31, 2024	26,237,125	$26,237	$934,310	$(2,126,118)	$(1,165,571)

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(322,560)	$(5,215)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	61,745	40,080
Imputed interest	21,973	22,416
Cumulative preferred stock dividends payable	6,398	6,469
Amortization of debt discounts	11,804	47
Loss on early extinguishment of debt	10,229	7,747
Decrease (increase) in current assets:
Accounts receivable	(29,083)	(701)
Prepaid expenses	-	8,010
Security deposits	-	(46,225)
Increase (decrease) in current liabilities:
Accounts payable	35,490	(5,026)
Advanced rents received	12,323	(6,440)
Accrued expenses	7,142	1,458
Security deposits payable	55,693	8,357
Net cash provided by (used in) operating activities	(128,846)	30,977

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(65,538)	(16,609)
Net cash used in investing activities	(65,538)	(16,609)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from mortgages payable	294,416	25,000
Repayments on mortgages payable	(56,169)	(49,094)
Net cash provided by (used in) financing activities	238,247	(24,094)

NET CHANGE IN CASH	43,863	(9,726)
CASH AT BEGINNING OF PERIOD	9,799	24,564
CASH AT END OF PERIOD	$53,662	$14,838

SUPPLEMENTAL INFORMATION:
Interest paid	$312,923	$223,974
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Debt discounts on refinanced mortgages	$-	$14,087

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

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at March 31, 2025:

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

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of March 31, 2025 there were 1,464,562 potentially dilutive shares outstanding. For the three months ended March 31, 2025 and 2024, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, as of March 31, 2025, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $2,629,700, with negative working capital of $1,483,454 and cash on hand of $53,662, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively working to increase occupancy rates to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute to achieving profitability. There can be no assurance that we will be successful in achieving these objectives.

The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities, that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Fair Value of Financial Instruments

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements at March 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$53,662	$-	$-
Total assets	53,662	-	-
Liabilities
Due to related party	-	474,271	-
Mortgages payable, related party	-	599,594	-
Mortgages payable, net of $329,849 of debt discounts	-	20,472,078	-
Dividends payable	-	211,881	-
Convertible preferred stock payable	-	-	520,400
Total liabilities	-	21,757,824	520,400
	$53,662	$(21,757,824)	$(520,400)

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$9,799	$-	$-
Total assets	9,799	-	-
Liabilities
Due to related party	-	474,271	-
Mortgages payable, related party	-	599,594	-
Mortgages payable, net of $332,549 of debt discounts	-	20,211,798	-
Dividends payable	-	205,483	-
Convertible preferred stock payable	-	-	520,400
Total liabilities	-	21,491,146	520,400
	$9,799	$(21,491,146)	$(520,400)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2025 or the year ended December 31, 2024.

Note 4 - Real Estate

Acquisitions and Dispositions

The Company didn’t acquire, or dispose of any properties during the three months ended March 31, 2025.

Schedule of Real Estate

The Company’s real estate investments consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Land	$14,547,789	$14,547,789
Buildings and capital improvements	7,391,604	7,326,066
	21,939,393	21,873,855
Less: Accumulated depreciation	(1,014,877)	(953,132)
Total Real estate, net	$20,924,516	$20,920,723

Depreciation and amortization expense totaled $61,745 and $40,080 for the three months ended March 31, 2025 and 2024, respectively.

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

Summary of Changes in Real Estate Investments

The change in the real estate investments is as follows for the three months ended March 31, 2025 and the year ended December 31, 2024:

	Three months ended	Year ended
	March 31, 2025	December 31, 2024

Balance, prior period	$21,873,855	$17,258,999
Acquisitions:	-	4,089,000
Real estate investment property, at cost	21,873,855	21,347,999
Capital improvements	65,538	525,856
Balance, end of period	$21,939,393	$21,873,855

Note 5 – Security Deposits

Security deposits consisted of the $6,600 deposit on the Company’s office lease as of March 31, 2025 and December 31, 2024.

Note 6 – Due to Related Party

As of March 31, 2025 and December 31, 2024, Jacaranda Investments, Inc., had provided total advances of $474,271. These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded imputed interest charges of $21,973 and $22,416 for the three months ended March 31, 2025 and 2024, respectively, which was credited to additional paid-in capital.

Note 7 – Mortgages Payable, Related Party

The Company’s mortgages payable to related parties are as follows:

	Principal balance
	March 31,	December 31,	Stated	Maturity
	2025	2024	Interest Rate	Date
2909 South Catalina Street	$599,594	$599,594	6.00%	April 20, 2029

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

The Company recognized $8,335 and $8,969 of interest expense on notes payable for the three months ended March 31, 2025 and 2024, respectively.

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 - Mortgages Payable

Mortgages payable consists of the following at March 31, 2025 and December 31, 2024, respectively:

	Principal Balance
	March 31,	December 31,	Stated
	2025	2024	Interest Rate	Maturity Date
3711 South Western Avenue	$643,584	$643,584	5.00%	December 1, 2029
2115 Portland Street	987,415	989,827	7.25%	July 1, 2054
4505 Orchard Avenue	623,162	626,052	4.625%	March 1, 2052
3791 S. Normandie Avenue
-First Note	594,485	596,965	5.225%	April 1, 2052
-Second Note	150,000	150,000	5.00%	March 1, 2029
2029 W. 41st Place	820,000	820,000	6.00%	December 31, 2029
1267 West 38th Street	582,752	585,439	4.975%	June 1, 2051
1618 West 38th Street
-First Note	468,551	470,003	6.30%	January 1, 2050
-Second Note	150,000	150,000	6.00%	December 10, 2025
4016 Dalton Avenue	586,515	589,219	4.975%	June 1, 2051
1981 Estrella Ave	863,533	867,715	5.225%	June 1, 2051
3912 S. Hill Street
-First Note	487,083	488,947	6.425%	December 1, 2050
-Second Note	152,000	152,000	6.425%	November 1, 2026
1557 West 29th Street	579,185	582,213	4.975%	June 1, 2051
3408 S. Budlong Street
-First Note	583,871	586,874	4.875%	December 1, 2051
-Second Note	120,000	120,000	5.00%	November 1, 2029
3777 Ruthelen Street	683,878	687,052	4.625%	March 1, 2052
1733 W. 37th Place
-First Note	589,712	591,189	7.225%	April 1, 2054
-Second Note	100,000	100,000	6.00%	March 31, 2029
1457 W. 35th Street
-First Note	720,000	599,750	7.050%	March 1.2055
-Second Note	115,000	205,000	6.00%	June 30, 2029
1460 N. Eastern Avenue
-First Note	661,500	578,000	7.45%	April 1, 2055
-Second Note	305,000	305,000	6.00%	June 30, 2029
4700 S. Budlong Avenue
-First Note	726,243	728,000	7.125%	December 1, 2054
-Second Note	199,500	199,500	6.00%	March 31, 2029
1659 Roosevelt Avenue
-First Note	570,000	570,000	6.90%	September 1, 2054
-Second Note	200,000	200,000	6.00%	December 31, 2029
802 E. 25th Street
-First Note	517,255	518,639	6.71%	September 1, 2054
-Second Note	150,000	150,000	6.00%	December 31, 2029
1100 W. 48th Street
-First Note	485,653	487,042	6.30%	November 1, 2054
-Second Note	200,000	200,000	6.00%	December 31, 2029
3910 Walton Avenue	732,069	734,051	6.65%	September 1, 2054
3910 Wisconsin Street	665,323	668,468	5.225%	March 1, 2052
4021 Halldale Avenue	743,642	746,011	6.575%	October 1, 2052
717 West 42nd Place
-First Note	333,567	333,867	6.85%	November 1, 2048
-Second Note	134,968	134,968	6.85%	April 30, 2029
3906 Denker Avenue
-First Note	387,106	388,765	6.00%	March 1, 2050
-Second Note	185,000	185,000	6.00%	February 14, 2025
4009 Brighton Avenue	692,690	695,844	4.875%	November 1, 2051
4517 Orchard Avenue
-First Note	462,105	464,047	5.225%	April 1, 2052
-Second Note	158,000	158,000	5.00%	March 1, 2029
3908 Denker Avenue	607,068	609,772	4.975%	December 1, 2051
1284 W. 38th Street
-First Note	621,512	624,544	4.625%	March 1, 2052
-Second Note	188,000	188,000	5.25%	June 30, 2029
Hubilu general loans	275,000	75,000	-%	December 31, 2029

Total mortgages payable	$20,801,927	$20,544,347
Less: unamortized debt discounts	329,849	332,549
Mortgages payable, net of discounts	$20,472,078	$20,211,798
Less: current maturities	557,199	1,700,440
Mortgages payable, long-term portion	$19,914,879	$18,511,358

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

On February 5, 2025, the first and second notes for 1457 W 35th Street were refinanced for $720,000 with Investor Mortgage Finance, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 7.050% per annum. Principal and interest payable in monthly installments of $4,814 or more starting on April 1, 2025, and continuing until the 1st day of March 2055, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On March 5, 2025, the first note for 1460 N Eastern Avenue was refinanced for $661,500 with LendingOne, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 7.45% per annum. Principal and interest payable in monthly installments of $4,603 or more starting on May 1, 2025, and continuing until the 1st day of April 2055, at which time the entire principal balance together with interest due thereon, shall become due and payable.

The Company recognized $311,730 and $216,510 of interest expense on notes payable for the three months ended March 31, 2025 and 2024, respectively.

Note 9 – Convertible Preferred Stock Payable

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

No shares of Series A preferred stock have been issued to date. Outstanding Series 1 preferred stock is as follows:

	Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2024	520,400	$520,400	$205,483	$725,883
Dividends accrued	-	-	6,398	6,398
Balance, March 31, 2025	520,400	$520,400	$211,881	$732,281

Note 10 – Commitments and Contingencies

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

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Changes in Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 100,000,000 shares of $0.001 par value common stock. As of March 31, 2025, a total of 26,237,125 shares of common stock had been issued. Each holder of common stock is entitled to one vote for each share of common stock held.

No shares of common stock were issued during the three months ended, March 31, 2025.

Note 12 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended March 31, 2025, and the year ended December 31, 2024, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2025, the Company had approximately $2,730,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2025 and December 31, 2024, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 13 – Segment Reporting

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

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2025, the Company’s total real estate, net of accumulated depreciation, was $20,924,516. All of the Company’s properties are located in Los Angeles, CA. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024

Rental revenue	$383,512	$518,978
Depreciation	$61,745	$40,080
Other operating expenses	$273,965	$222,002
Net operating income	$47,802	$256,896
Interest expense	$353,842	$247,895
Other expenses	16,520	14,216
	$322,560	$5,215

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

Note 14 - Subsequent Events

On May 8, 2025, the Company, through its subsidiary, Elata Investments, LLC, closed on the acquisition of the real property located at 1650 S. Rimpau Blvd. in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $650,000. The Elata purchase is subject to two loans as follows: (1) $520,000 first position note to Investor Mortgage Finance, LLC (“Investor Mortgage”), bearing interest on the unpaid principal at the rate of 7.125% per annum. Principal and interest are payable in monthly installments of $3,503, or more, with payments commencing on July 1, 2025 and continuing until June 1, 2055, at which time the entire principal balance, together with interest due thereon, shall become due and payable. (2) A $250,000 second position note to Jacaranda3 Investments, Inc. (“Jacaranda3”), whose terms of payments due were interest only, payable on unpaid principal at the rate of 8.00% per annum. Interest only payable in monthly installments of $1,333, or more, on the 1st day of each month, with payments commencing June 1, 2025 and continuing until December 31, 2029, at which time the entire principal balance, together with interest due thereon, shall become due and payable.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

We were incorporated under the laws of the state of Delaware on March 5, 2015, and are a real estate consulting, asset management and business acquisition company, which specializes in acquiring student housing income properties and development/business opportunities located near within the Los Angeles area.

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

During 2024, we closed on a total of six new properties in the Los Angeles area, under our Mopane Investments, LLC entity, bringing our total properties under management to thirty. Also, during 2024, a significant tenant that was responsible for $1,431,665, or 64% of our revenues during the year ended December 31, 2024 terminated their contracts. We are seeking new tenants to fulfill our occupancy rate goals.

Going Concern Uncertainty

As of March 31, 2025, our balance of cash on hand was $53,662, and we had negative working capital of $1,483,454 and an accumulated deficit of $2,629,700. We expect to incur further losses in the development of its business; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In the event revenues do not materialize at the expected rates, management would seek additional financing and would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended
	March 31,		Increase /
	2025	2024	(Decrease)

Rental income	$383,512	$518,978	$(135,466)

Operating expenses:
General and administrative	59,273	53,563	5,710
Salaries and benefits	15,600	14,400	1,200
Utilities	9,276	14,846	(5,570)
Professional fees	35,224	24,717	10,507
Property taxes	46,600	44,360	2,240
Repairs and maintenance	107,992	70,116	37,876
Depreciation	61,745	40,080	21,665
Total operating expenses	335,710	262,082	73,628

Net operating income	47,802	256,896	(209,094)

Other income (expense):
Interest income	107	-	107
Interest expense	(353,842)	(247,895)	105,947
Dividends expense	(6,398)	(6,469)	(71)
Loss on early extinguishment of debt	(10,229)	(7,747)	2,482
Total other income (expense)	(370,362)	(262,111)	108,251

Net loss	$(322,560)	$(5,215)	$317,345

Revenues

Our revenues decreased to $383,512 for the three months ended March 31, 2025, compared to $518,978 for the three months ended March 31, 2024, a decrease of $135,466, or 26%. The decrease is due to a corporate tenant vacating 18 of our properties in the fourth quarter of 2024.

General and Administrative

General and administrative expenses for the three months ended March 31, 2025 was $59,273, compared to $53,563 for the three months ended March 31, 2024, an increase of $5,710, or 11%. General and administrative expenses increased primarily due to increased property management costs incurred during the current period.

Salaries and Benefits

Salaries and benefits expenses for the three months ended March 31, 2025 was $15,600, compared to $14,400 for the three months ended March 31, 2024, an increase of $1,200, or 8%. Salaries and benefits increased due to increased wage rates commensurate with our expansion of properties in 2024.

Utilities

Utilities expense for the three months ended March 31, 2025 was $9,276, compared to $14,846 for the three months ended March 31, 2024, a decrease of $5,570, or 38%. Utilities expense decreased due to additional tenants reimbursing the Company for their own utilities.

Professional Fees

Professional fees expense for the three months ended March 31, 2025 was $35,224, compared to $24,717 for the three months ended March 31, 2024, an increase of $10,507, or 43%. Professional fees consisted of legal, audit and accounting fees, which increased primarily due to increased compliance costs surrounding our year-end audited incurred during the current year.

Property Taxes

Property tax expense for the three months ended March 31, 2025 was $46,600, compared to $44,360 for the three months ended March 31, 2024, an increase of $2,240, or 5%.

Repairs and Maintenance

Repairs and maintenance expense for the three months ended March 31, 2025 was $107,992, compared to $70,116 for the three months ended March 31, 2024, an increase of $37,876, or 54%. Repairs and maintenance expense increased due to fixing and renovating 18 vacant properties during the current period.

Depreciation

Depreciation expense for the three months ended March 31, 2025 was $61,745, compared to $40,080 for the three months ended March 31, 2024, an increase of $21,665, or 54%. Depreciation expense increased during the current period due to properties that were purchased in the prior year.

Other Income (Expense)

Other expense for the three months ended March 31, 2025 was $370,362, compared to $262,111 for the three months ended March 31, 2024, an increase of $108,251, or 41%. During the three months ended March 31, 2025, other expense consisted of $6,398 of dividends expense, $353,842 of interest expense, and a $10,229 loss on early extinguishment of debt related to the refinancing of one of our mortgages, as partially offset by $107 of interest income. Other expense consisted of $6,469 of dividends expense, $247,895 of interest expense, and a $7,747 loss on early extinguishment of debt related to the refinancing of one of our mortgages during the three months ended March 31, 2024. Other expense increased primarily due to increased interest rates and our loss on early extinguishment of debt incurred during the current period.

Net Loss

Net loss for the three months ended March 31, 2025 was $322,560, compared to $5,215 for the three months ended March 31, 2024, an increase of $317,345, or 6,085%. The increased net loss was primarily due to increased repairs and maintenance of more properties and decreased revenues during the current period.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Current Assets	$87,208	$14,262

Current Liabilities	$1,570,662	$2,596,857

Working Capital Deficit	$(1,483,454)	$(2,582,595)

As shown in the accompanying condensed consolidated financial statements, as of March 31, 2025, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $2,629,700, with negative working capital of $1,483,454 and cash on hand of $53,662, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively working to increase occupancy rates to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute to achieving profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities, that might be necessary should the Company be unable to continue as a going concern.

Cash Flow

Comparison of the Three Months Ended March 31, 2025 and the Three Months Ended March 31, 2024

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by (used in) operating activities	$(128,846)	$30,977
Net cash used in investing activities	(65,538)	(16,609)
Net cash provided by (used in) financing activities	238,247	(24,094)

Net change in cash	$43,863	$(9,726)

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $128,846 for the three months ended March 31, 2025, compared to $30,977 of net cash provided by operating activities for the three months ended March 31, 2024, a decrease of $159,823, or 516%. The decrease was primarily due to an increased net loss and security deposits paid back due to leases that were terminated during the current period.

Net Cash Used in Investing Activities

Net cash used in investing activities was $65,538 for the three months ended March 31, 2025, compared to $16,609 for the three months ended March 31, 2024, an increase of $48,929, or 295%. This increase was primarily attributable to increased capital improvement costs incurred during the current period, compared to the prior period.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $238,247 for the three months ended March 31, 2025, compared to net cash used in financing activities of $24,094 for the three months ended March 31, 2024, an increase of $262,341, or 1,089%. Our increased cash provided in financing activities was primarily due to $269,416 of increased proceeds received on debt financing received during the current period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the three-month period ended March 31, 2025 there were no changes to the application of critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

In performing the above-referenced assessment, our management identified the following material weaknesses:

●	The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

●	The Company’s system of internal controls failed to identify multiple journal entries that were identified by the Company’s external auditor.

●	The Company has no formal control process related to the identification and approval of related party transactions.

●	The Company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

We believe the weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the appointment of additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies, by the end of our 2025 fiscal year as resources allow.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

During the three-month period ended March 31, 2025, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description of Document
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.2	Certificate of Correction of Certificate of Incorporation (incorporated by reference to Exhibit 3.1a of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.3	Bylaws (incorporated by reference to Exhibit 3.2 of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.4	Form of Stock Certificate (incorporated by reference to Exhibit 3.3 of Form 8-A12G filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 21, 2016)
4.1	Certificate of Designations of 5% Voting, Cumulative Convertible Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 21, 2016)
4.2	Certificate of Designations of 5% Voting, Cumulative Convertible Series 1 Preferred Stock (incorporated by reference to Exhibit 4.2 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 21, 2016)
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 of Form 10-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 16, 2024)
10.1*	Fixed Rate Note Secured by Deed of Trust, dated as of February 5, 2025, among Mopane Investments, LLC and Investor Mortgage Finance, LLC
10.2*	Commercial Promissory Note Secured by Deed of Trust, dated as of March 5, 2025, among Mopane Investments, LLC and LendingOne, LLC
31.1*	Certification of the Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of the Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of the Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBILU VENTURE CORPORATION

May 20, 2025	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

