Form 10-Q
period 2025-06-30
Hubilu Venture Corp
filed 2025-08-14
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2025 the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 26,237,125.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current assets:
Cash	46,882	9,799
Accounts receivable	14,352	4,463
Total current assets	61,234	14,262

Real estate:
Land	15,086,759	14,547,789
Building and capital improvements	8,295,435	7,326,066
Less: accumulated depreciation	(1,079,671)	(953,132)
Total real estate, net	22,302,523	20,920,723

Security deposits	6,600	6,600

Total assets	22,370,357	20,941,585

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	39,358	4,982
Advanced rents received	24,610	27,875
Accrued interest	144,107	87,366
Security deposits payable	193,083	96,440
Due to related parties, current maturities	474,271	474,271
Mortgages payable, net of debt discounts, current maturities	570,227	1,700,440
Dividends payable	218,350	205,483
Total current liabilities	1,664,006	2,596,857

Mortgages payable, related party	1,032,794	599,594
Mortgages payable, net of debt discounts	20,849,290	18,511,358
Convertible preferred stock payable	520,400	520,400

Total liabilities	24,066,490	22,228,209

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,237,125 shares issued and outstanding	26,237	26,237
Additional paid-in capital	1,038,672	994,279
Accumulated deficit	(2,761,042)	(2,307,140)
Total stockholders’ equity (deficit)	(1,696,133)	(1,286,624)

Total liabilities and stockholders’ equity (deficit)	22,370,357	20,941,585

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 31,		June 31,
	2025	2024	2025	2024

Rental revenue	576,427	531,081	959,939	1,050,059

Operating expenses:
General and administrative	98,716	42,409	157,989	95,972
Salaries and benefits	19,075	19,600	34,675	34,000
Utilities	12,157	3,702	21,433	18,548
Professional fees	37,567	49,583	72,791	74,300
Property taxes	73,960	55,182	120,560	99,542
Repairs and maintenance	47,990	35,672	155,982	105,788
Depreciation	64,794	54,993	126,539	95,073
Total operating expenses	354,259	261,141	689,969	523,223

Net operating income	222,168	269,940	269,970	526,836

Other income (expense):
Consulting Income	13,100		13,100
Interest income	249	-	356	-
Interest expense	(362,380)	(265,337)	(716,222)	(513,232)
Dividends expense	(6,469)	(6,469)	(12,867)	(12,938)
Loss on early extinguishment of debt	-	(55,656)	(10,229)	(63,403)
Other Income	1,990		1,990
Total other income (expense)	(353,510)	(327,462)	(723,872)	(589,573)

Net loss	(131,342)	(57,522)	(453,902)	(62,737)

Weighted average common shares outstanding - basic and diluted	26,237,125	26,237,125	26,237,125	26,237,125
Net loss per common share - basic and diluted	(0.005)	(0.002)	(0.017)	(0.002)

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended June 30, 2025
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, March 31, 2025	26,237,125	26,237	1,016,252	(2,629,700)	(1,587,211)

Imputed interest			22,420		22,420

Net loss				(131,342)	(131,342)

Balance,June 30, 2025	26,237,125	26,237	1,038,672	(2,761,042)	(1,696,133)

	For the Three Months Ended June 30, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, March 31, 2024	26,237,125	26,237	934,310	(2,126,118)	(1,165,571)

Imputed interest			22,416		22,416

Net loss				(57,522)	(57,522)

Balance, June 30, 2024	26,237,125	26,237	956,726	(2,183,640)	(1,200,677)

	For the Six Months Ended June 30, 2025
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2024	26,237,125	26,237	994,279	(2,307,140)	(1,286,624.00)

Imputed interest			44,393		44,393.00

Net loss				(453,902)	(453,902)

Balance, June 30 , 2025	26,237,125	26,237	1,038,672	(2,761,042)	(1,696,133)

	For the Six Months Ended June 30, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2023	26,237,125	26,237	911,894	(2,120,903)	$(1,182,772)

Imputed interest			44,832		44,832

Net loss				(62,737)	(62,737)

Balance, June 30, 2024	26,237,125	26,237	956,726	(2,183,640)	$(1,200,677)

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(453,902)	(62,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	126,539	95,073
Imputed interest	44,393	44,832
Cumulative preferred stock dividends payable	12,867	12,938
Amortization of debt discounts	16,588
Loss on early extinguishment of debt	10,229	63,403
Decrease (increase) in current assets:
Accounts receivable	(9,889)	(10,730)
Prepaid expenses	-	9,007
Security deposits	-	(25,000)
Increase (decrease) in current liabilities:
Accounts payable	34,376	24,405
Advanced rents received	(3,265)	(5,350)
Accrued expenses	56,741	25,019
Security deposits payable	96,643	(5,323)
Net cash provided by operating activities	(68,680)	165,537

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(476,339)	(487,792)
Net cash used in investing activities	(476,339)	(487,792)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from mortgages payable	697,105	530,000
Repayments on mortgages payable	(115,003)	(96,511)
Net cash provided by (used in) financing activities	582,102	433,489

NET CHANGE IN CASH	37,083	111,234
CASH AT BEGINNING OF PERIOD	9,799	24,564
CASH AT END OF PERIOD	46,882	135,798

SUPPLEMENTAL INFORMATION:
Interest paid	603,482	$445,243
Income taxes paid	-	$-

Non-cash investing and financing transactions:
Acquisition of properties financed with debt	$1,032,000	$1,821,900

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2025:

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

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements as of June 30, 2025, our balance of cash on hand was $46,882, and we had negative working capital of $1,602,772 and an accumulated deficit of $2,761,042. The Company expects to incur further losses in the development of its business, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In the event revenues do not materialize at the expected rates, management would seek additional financing and would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of June 30, 2025 and December 31, 2024:

	Fair Value Measurements at June 30, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$46,882	$-	$-
Total assets	46,882	-	-
Liabilities
Due to related party	-	474,271	-
Mortgages payable, related party	-	1,032,794	-
Mortgages payable, net of debt discounts	-	21,419,517	-
Dividends payable	-	218,350	-
Convertible preferred stock payable	-	-	520,400
Total liabilities	-	23,144,932	520,400
	$46,882	$(23,144,932)	$(520,400)

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$9,799	$-	$-
Total assets	9,799	-	-
Liabilities
Due to related party	-	474,271	-
Mortgages payable, related party	-	599,594	-
Mortgages payable	-	20,211,798	-
Dividends payable	-	205,483	-
Convertible preferred stock payable	-	-	520,400
Total liabilities	-	21,491,146	520,400
	$9,799	$(21,491,146)	$(520,400)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended June 30, 2025 or the year ended December 31, 2024.

Note 4 - Real Estate

Acquisitions and Dispositions

On May 8, 2025, the Company, through its subsidiary, Elata Investments, LLC, closed on the acquisition of the real property located at 1650 S Rimpau Blvd. in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $650,000. The Elata purchase is subject to two loans as follows: (1) $520,000 first position note owing by Elata to Investor Mortgage Finance, LLC (“Investor Mortgage”), bearing interest on unpaid principal at the rate of 7.125% per annum. Principal and interest payable in monthly installments of $3,503.34 or more commenced on July 1, 2025 and continue until June 1, 2055, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $250,000 second position note owing by Elata to Jacaranda3 Investments, Inc. (“Jacaranda3”), whose terms of payments due were interest only, payable on unpaid principal at the rate of 8.00% per annum. Interest only payable in monthly installments of $1,333 or more on the 1st day of each month beginning on the 1st day of September 2024 and continuing until the 31st day of December 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On June 2, 2025, the Company, through its subsidiary, Elata Investments, LLC, closed on the acquisition of the real property located at 1434 W. 22nd Street in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $640,000. The Elata purchase is subject to two loans as follows: (1) $512,000 first position note owing by Elata to Vontive, Inc. (“Vontive”), bearing interest on unpaid principal at the rate of 7.5% per annum. Principal and interest payable in monthly installments of $3,579.98 or more commenced on July 1, 2025 and continue until June 1, 2055, at which time the entire principal balance together with interest due thereon, shall become due and payable. (2) A $183,200 second position note owing by Elata to Jacaranda3 Investments, Inc. (“Jacaranda3”), whose terms of payments due were interest only, payable on unpaid principal at the rate of 8.00% per annum. Interest only payable in monthly installments of $1,221.33 or more on the 1st day of each month beginning on the 1st day of July 2025 and continuing until the 31st day of December 2029, at which time the entire principal balance together with interest due thereon, shall become due and payable.

Schedule of Real Estate

The Company’s real estate investments consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Land	$15,086,759	$14,547,789
Buildings and capital improvements	8,295,435	7,326,066
	23,382,194	21,873,855
Less: accumulated depreciation	(1,079,671)	(953,132)
Total real estate, net	$22,302,523	$20,920,723

Depreciation and amortization expense totaled $126,539 and $95,073 for the six months ended June 30, 2025 and 2024, respectively.

Summary of Changes in Real Estate Investments

The change in the real estate investments is as follows for the six months ended June 30, 2025 and the year ended December 31, 2024:

	Six months ended	Year ended
	June 30, 2025	December 31, 2024

Balance, prior period	$21,873,855	$17,258,999
Acquisitions:	1,290,000	4,089,000
Real estate investment property, at cost	23,163,855	21,347,999
Capital improvements	218,339	525,856
Balance, end of period	$23,382,194	$21,873,855

Note 5 – Security Deposits

Security deposits included the following as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024
Security deposits on office lease	6,600	6,600
	$6,600	$6,600

Note 6 – Due to Related Party

As of June 30, 2025 and December 31, 2024, Jacaranda Investments, Inc., had provided total advances of $474,271. These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded imputed interest charges of $44,393 and $44,832 for the six months ended June 30, 2025 and 2024, respectively, which was credited to additional paid-in capital.

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Mortgages Payable, Related Party

The Company’s mortgages payable to related parties are as follows:

	Principal balance
	June 30,	December 31,	Stated	Maturity
	2025	2024	Interest Rate	Date
2909 South Catalina Street	$599,594	$599,594	6%	20-Apr-29
1434 W. 22nd Street	$183,200	-	8%	31-Dec-29
1650 S. Rimpau Ave	$250,000	-	8%	31-Dec-29
	1,032,794	$599,594

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

On March 7, 2025, Jacaranda3 Investments, Inc., loaned the Company $250,000 via a Promissory Note, as part of the purchase of 1650 S. Rimpau Blvd, Los Angeles, CA. This loan is considered a related party loan due to Jacaranda3 Investments, Inc. being owned by David Behrend, our President. This is an interest only note with principal due on December 31, 2029.

On June 1, 2025, Jacaranda3 Investments, Inc., loaned the Company $183,200 via a Promissory Note, as part of the purchase of 1434 W. 22nd Street, Los Angeles, CA. This loan is considered a related party loan due to Jacaranda3 Investments, Inc. being owned by David Behrend, our President. This is an interest only note with principal due on December 31, 2029.

The Company recognized $21,908 and $17,939 of interest expense on notes payable for the six months ended June 30, 2025 and 2024, respectively.

Note 8 - Mortgages Payable

Mortgages payable consists of the following at June 30, 2025 and December 31, 2024, respectively:

	Principal Balance
	June 30, 2025	December 31, 2024	Stated Interest Rate	Maturity Date
3711 South Western Avenue	$643,584	$643,584	5.00%	December 1, 2029
2115 Portland Street	984,960	989,827	7.25%	July 1, 2054
4505 Orchard Avenue	620,237	626,052	4.625%	March 1, 2052
3791 S. Normandie Avenue
-First Note	591,972	596,965	5.225%	April 1, 2052
-Second Note	150,000	150,000	5.00%	March 1, 2029
2029 W. 41st Place	820,000	820,000	6.00%	December 31, 2029
1267 West 38th Street	580,033	585,439	4.975%	June 1, 2051
1618 West 38th Street
-First Note	467,329	470,003	6.30%	January 1, 2050
-Second Note	150,000	150,000	6.00%	December 10, 2025
4016 Dalton Avenue	583,777	589,219	4.975%	June 1, 2051
1981 Estrella Ave	859,296	867,715	5.225%	June 1, 2051
3921 S. Hill Street
-First Note	485,188	488,947	6.425%	December 1, 2050
-Second Note	152,000	152,000	6.425%	November 1, 2026
1557 West 29th Street	576,139	582,213	4.975%	June 1, 2051
1650 S Rimpau Blvd
-First Note	520,000	-	7.125%	June 1, 2055
1434 W 22nd Street
-First Note	512,000	-	7.5%	June 1, 2055
3408 S. Budlong Street
-First Note	580,831	586,874	4.875%	December 1, 2051
-Second Note	120,000	120,000	5.00%	November 1, 2029
3777 Ruthelen Street	680,668	687,052	4.625%	March 1, 2052
1733 W. 37th Place
-First Note	588,208	591,189	7.225%	April 1, 2052
-Second Note	100,000	100,000	6.00%	March 31, 2029
1457 W. 35th Street
-First Note	718,236	599,750	7.050%	March 1, 2055
-Second Note	115,000	205,000	6.00%	June 30,2029
1460 N. Eastern Avenue
-First Note	660,505	578,000	7.45%	April 1, 2055
-Second Note	305,000	305,000	6.00%	June 30, 2029
4700 S. Budlong Avenue
-First Note	724,455	728,000	7.125%	December 1, 2054
-Second Note	199,500	199,500	6.00%	March 31, 2029
1659 Roosevelt Avenue
-First Note	570,000	570,000	6.90%	September 1, 2054
-Second Note	200,000	200,000	6.00%	December 31, 2029
802 E. 25th Street
-First Note	515,848	518,639	6.71%	September 1, 2054
-Second Note	150,000	150,000	6.00%	December 31, 2029
1100 W. 48th Street
-First Note	484,242	487,042	6.30%	November 1, 2054
-Second Note	200,000	200,000	6.00%	December 31, 2029
3910 Walton Avenue	730,053	734,051	6.65%	August 1, 2049
3910 Wisconsin Street	662,136	668,468	5.225%	March 1, 2052
4021 Halldale Avenue	741,233	746,011	6.575%	October 1, 2052
717 West 42nd Place
-First Note	333,267	333,867	6.85%	November 1, 2048
-Second Note	134,968	134,968	6.85%	April 30, 2029
3906 Denker Avenue
-First Note	386,063	388,765	6.00%	March 1, 2050
-Second Note	185,000	185,000	6.00%	February 14, 2025
4009 Brighton Avenue	689,498	695,844	4.875%	November 1, 2051
4517 Orchard Avenue
-First Note	460,137	464,047	5.225%	April 1, 2052
-Second Note	158,000	158,000	5.00%	March 1, 2029
3908 Denker Avenue	604,329	609,772	4.975%	December 1, 2051
1284 W. 38th Street
-First Note	618,397	624,544	4.625%	March 1, 2052
-Second Note	188,000	188,000	5.25%	June 30, 2029
Hubilu general loan	275,062	75,000	-%	December 31, 2029

Total mortgages payable	$21,775,151	$20,544,347
Less: unamortized debt discounts	355,634	332,549
Mortgages payable, net of discounts	$21,419,517	$20,211,798
Less: current maturities	570,227	1,700,440
Mortgages payable, long-term portion	$20,849,290	$18,511,358

In addition to the mortgages incurred on current period property acquisitions disclosed in Note 4, the Company refinanced the following debts:

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

The Company realized a $10,229 loss on early extinguishment of debt related to refinancing notes payable during the six months ended June 30, 2025.

The Company recognized $633,334 and $450,461 of interest expense on notes payable for the six months ended June 30, 2025 and 2024, respectively. The company recognized $16,587 and $0 in amortization of debt discounts on notes payable for the six months ended June 30, 2025 and 2024, respectively.

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

No shares of Series A preferred stock have been issued to date. Outstanding Series 1 preferred stock is as follows:

	Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2024	520,400	$520,400	$205,483	$725,883
Dividends accrued	-	-	12,867	12,867
Balance, June 30, 2025	520,400	$520,400	$218,350	$738,750

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

Note 11 – Changes in Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 100,000,000 shares of $0.001 par value common stock. As of June 30, 2025, a total of 26,237,125 shares of common stock had been issued. Each holder of common stock is entitled to one vote for each share of common stock held.

No shares of common stock were issued during the six months ended, June 30, 2025.

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

For the six months ended June 30, 2025, and the year ended December 31, 2024, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2025, the Company had approximately $2,897,049 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2025 and December 31, 2024, respectively.

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

As of June 30, 2025, the Company’s total real estate, net of accumulated depreciation, was $22,302,523 All of the Company’s properties are located in Los Angeles, CA. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Six Months Ended
	June 30,
	2025	2024

Rental revenue	959,939	1,050,059
Depreciation	126,539	95,073
Other Operating Expenses	563,430	428,150
Net operating income	269,970	526,836
Interest Expense	716,222	513,232
Other income (expense):	7,650	76,341
Net loss	453,902	62,737

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

Note 14 - Subsequent Events

On July 30, 2025, the first and second notes for 1618 W 35th Street were refinanced for $640,000 with Investor Mortgage Finance, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 6.350% per annum. Principal and interest payable in monthly installments of $3,982.31 or more starting on September 1, 2025, and continuing until the 1st day of August 2055, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On August 4, 2025, the first note for 717 W 42nd Place was refinanced for $562,500 with Investor Mortgage Finance, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 6.475% per annum. Principal and interest payable in monthly installments of $3,546.14 or more starting on October 1, 2025, and continuing until the 1st day of September 2055, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On August 4, 2025, the first and second notes for 3906 Denker Avenue were refinanced for $624,000 with Investor Mortgage Finance, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 6.475% per annum. Principal and interest payable in monthly installments of $3,933.85 or more starting on October 1, 2025, and continuing until the 1st day of September 2055, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

Going Concern Uncertainty

As of June 30, 2025, our balance of cash on hand was $46,882, and we had negative working capital of $1,602,772 and an accumulated deficit of $2,761,042. We expect to incur further losses in the development of its business; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In the event revenues do not materialize at the expected rates, management would seek additional financing and would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

Results of Operations for the Three Months Ended June 30, 2025 and 2024

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2025 and 2024, respectively.

	For the Three Months Ended
	June 31,
	2025	2024	Increase/(Decrease)

Rental revenue	576,427	531,081	45,346

Operating expenses:
General and administrative	98,716	42,409	56,307
Salaries and benefits	19,075	19,600	(525)
Utilities	12,157	3,702	8,455
Professional fees	37,567	49,583	(12,016)
Property taxes	73,960	55,182	18,778
Repairs and maintenance	47,990	35,672	12,318
Depreciation	64,794	54,993	9,801
Total operating expenses	354,259	261,141	93,118

Net operating income	222,168	269,940	(47,772)

Other income (expense):
Consulting Income	13,100		13,100
Interest income	249	-	249
Interest expense	(362,380)	(265,337)	(97,043)
Dividends expense	(6,469)	(6,469)	(0)
Loss on early extinguishment of debt	0	(55,656)	55,656
Other Income	1,990		1,990
Total other income (expense)	(353,510)	(327,462)	(26,048)

Net loss	(131,342)	(57,522)	(73,820)

Revenues

Our total revenues increased to $576,427 for the three months ended June 30, 2025, compared to $531,081 for the three months ended June 30, 2024, an increase of $45,346, or 8.54%. The increase is due primarily to increased rental rates during the current period.

General and Administrative

General and administrative expenses for the three months ended June 30, 2025 was $98,716, compared to $42,409 for the three months ended June 30, 2024, an increase of $56,307 or 133%. General and administrative expenses increased primarily due to increased property management costs incurred during the current period.

Salaries and Benefits

Salaries and benefits expenses for the three months ended June 30, 2025 was $19,075, compared to $19,600 for the three months ended June 30, 2024, a decrease of $525, or 2.68%.

Utilities

Utilities expense for the three months ended June 30, 2025 was $12,157, compared to $3,702 for the three months ended June 30, 2024, an increase of $8,455, or 228%. Utilities expense increased due to additional tenants that did not reimburse the Company for their share of utilities.

Professional Fees

Professional fees for the three months ended June 30, 2025 was $37,567, compared to $49,583 for the three months ended June 30, 2024, a decrease of $12,016 or 24%. Professional fees consisted of legal, audit and accounting fees, which has decreased.

Property Taxes

Property tax expense for the three months ended June 30, 2024 was $73,960, compared to $55,182 for the three months ended June 30, 2024, an increase of $18,778, or 34%. The increase is primarily due to the acquisition of additional properties during the current period.

Repairs and Maintenance

Repairs and maintenance expense for the three months ended June 30, 2025 was $47,990 compared to $35,672 for the three months ended June 30, 2024, an increase of $12,318. Repairs and maintenance expense increased due to greater repairs on certain properties during the current period.

Depreciation

Depreciation expense for the three months ended June 30, 2025 was $65,874, compared to $54,993 for the three months ended June 30, 2024, an increase of $10,881, or 19.79%. Depreciation expense increased during the current period due to acquiring new assets during this period.

Other Income (Expense)

Other expense for the three months ended June 30, 2025 was $353,510, compared to $327,462 for the three months ended June 30, 2024, an increase of $26,048 or 7,95%. During the three months ended June 30, 2025, other expense consisted of $6,469 of dividends expense, $362,380 of interest expense, and a $0 loss on early extinguishment of debt. It also includes other income of $ 13,100 as consulting income and $249 as interest income. During the three months ended June 30, 2024, other expense consisted of $6,469 of dividends expense, $265,337 of interest expense and a $55,656 loss on early extinguishment of debt related to the refinancing of one of our mortgages.

Net Loss

Net loss for the three months ended June 30, 2025 was $131,342 compared to net loss of $57,522 for the three months ended June 30, 2024, an increase of $74,990, or 130.21%. The increased net loss was primarily due to increased general and administrative expense, property tax, repairs and maintenance costs and interest expense, as partially offset by increased revenues during the current period.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2025 and 2024, respectively.

	For the Six Months Ended
	June 31,
	2025	2024	Increase/(Decrease)

Rental revenue	959,939	1,050,059	(90,120)
			-
Operating expenses:			-
General and administrative	157,989	95,972	62,017
Salaries and benefits	34,675	34,000	675
Utilities	21,433	18,548	2,885
Professional fees	72,791	74,300	(1,509)
Property taxes	120,560	99,542	21,018
Repairs and maintenance	155,982	105,788	50,194
Depreciation	126,539	95,073	31,466
Total operating expenses	689,969	523,223	166,746
			-
Net operating income	269,970	526,836	(256,866)
			-
Other income (expense):			-
Consulting Income	13,100		13,100
Interest income	356	-	356
Interest expense	(716,222)	(513,232)	(202,990)
Dividends expense	(12,867)	(12,938)	71
Loss on early extinguishment of debt	(10,229)	(63,403)	53,174
Other Income	1,990		1,990
Total other income (expense)	(723,872)	(589,573)	(134,299)
			-
Net loss	(453,902)	(62,737)	(391,165)

Revenues

Our total revenues decreased to $959,939 for the six months ended June 30, 2025, compared to $1,050,059 for the six months ended June 30, 2024, a decrease of $90,120, or 8%. The decrease is due to a corporate tenant vacating 18 of our properties in the fourth quarter with us filling the vacancies half way through the second quarter.

General and Administrative

General and administrative expenses for the six months ended June 30, 2025 was $157,989, compared to $95,972 for the six months ended June 30, 2024, an increase of $62,017 or 65%. General and administrative expenses increased primarily due to increased property management costs incurred during the current period.

Salaries and Benefits

Salaries and benefits expenses for the six months ended June 30, 2025 was $34,675, compared to $34,000 for the six months ended June 30, 2024, an increase of $675 or 2%.

 Utilities

Utilities expense for the six months ended June 30, 2025 was $21,433, compared to $18,548 for the six months ended June 30, 2024, an increase of $2,885, or 16%. Utilities expense increased due to additional tenants that reimbursed the Company for their share of utilities.

Professional Fees

Professional fees for the six months ended June 30, 2025 was $72,791, compared to $74,300 for the six months ended June 30, 2024, a decrease of $1,509 or 2.03%. Professional fees consisted of legal, audit and accounting fees, which has decreased.

Property Taxes

Property tax expense for the six months ended June 30, 2025 was $120,560, compared to $99,542 for the six months ended June 30, 2024, an increase of $21,018 or 21%. The increase is primarily due to the acquisition of additional properties during the current period.

Repairs and Maintenance

Repairs and maintenance expense for the six months ended June 30, 2025 was $155,982 compared to $105,788 for the six months ended June 30, 2024, an increase of $50,194 or 47.45%. Repairs and maintenance expense increased due to greater repairs on certain properties during the current period.

Depreciation

Depreciation expense for the six months ended June 30, 2024 was $127,619, compared to $95,073 for the six months ended June 30, 2024, a increase of $32,456 or 34.23%. Depreciation expense increased during the current period due to acquiring new assets during this period.

Other Income (Expense)

Other expense for the six months ended June 30, 2025 was $723,872, compared to $589,573 for the six months ended June 30, 2024, an increase of $134,299 or 23%. During the six months ended June 30, 2025, other expense consisted of $12,867 of dividends expense, $716,222, of interest expense, and a $10,229 loss on early extinguishment of debt. It also includes consulting income of $ 13,100 and interest income of $356 During the six months ended June 30, 2024, other expense consisted of $12,938 of dividends expense, $513,232 of interest expense, and a $63,403 loss on early extinguishment of debt related to the refinancing of two of our mortgages.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Current Assets	$61,234	$14,262

Current Liabilities	$1,664,006	$2,596,857

Working Capital Deficit	$(1,602,772)	$(2,582,595)

As of June 30, 2025, we had negative working capital of $1,602,772. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future, and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from rental income and debt financing. As of June 30, 2025, we had cash of $46,882, total liabilities of $24,066,490, and an accumulated deficit of $2,762,122. As of December 31, 2024, we had cash of $9,799, total liabilities of $22,228,209, and an accumulated deficit of $2,307,140.

Cash Flow

Comparison of the Six Months Ended June 30, 2025 and the Six Months Ended June 30, 2024

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Six Months Ended
	June 30,
	2025	2024
Net cash provided by operating activities	$(68,680)	$165,537
Net cash used in investing activities	(476,339)	(487,792)
Net cash used in financing activities	582,102	433,489

Net change in cash	$37,083	$111,234

Net Cash Provided by Operating Activities

Net cash used in operating activities was $(68,680)$ for the six months ended June 30, 2025, compared to $165,537 for the same period in 2024, a decrease of $234,217. The decrease was primarily due to higher expenses in the current period.

Net Cash Used in Investing Activities

Net cash used in investing activities was $(476,339)$ for the six months ended June 30, 2025, compared to $(487,792)$ for the same period in 2024, a decrease of $11,453. The slight decrease was primarily due to lower capital expenditures during the period

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $582,102 for the six months ended June 30, 2025, compared to $433,489 for the same period in 2024, an increase of $148,613. The increase was primarily due to higher proceeds from financing activities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the six-month period ended June 30, 2025 there were no changes to the application of critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

During the six-month period ended June 30, 2025, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

August 14, 2025	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

