Form 10-Q/A
period 2025-06-30
Hubilu Venture Corp
filed 2025-08-18
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	HBUV	OTCID

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

On May 8, 2025, Jacaranda3 Investments, Inc., loaned the Company $250,000 via a Promissory Note, as part of the purchase of 1650 S. Rimpau Blvd, Los Angeles, CA. This loan is considered a related party loan due to Jacaranda3 Investments, Inc. being owned by David Behrend, our President. This is an interest only note with principal due on December 31, 2029.

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

Note 14 - Subsequent Events

On July 1, 2025, Hubilu successfully transferred from Pink Sheet to OTCID market.

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

On August 14, 2025, the Company, through its subsidiary, Elata Investments, LLC, closed on the acquisition of the real property located at 417 W 52nd Place in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $525,000. The Elata purchase is subject to one loan as follows: (1) $482,500 first position note owing by Elata to Center Street Lending VIII SPE, LLC (“Center Street”), bearing interest on unpaid principal at the rate of 9.990% per annum. Interest only payable in monthly installments of $3,933.56 or more commenced on October 1, 2025 and continue until August 8, 2026, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

As of June 30, 2025, we had negative working capital of $1,602,772. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future, and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from rental income and debt financing. As of June 30, 2025, we had cash of $46,882, total liabilities of $24,066,490, and an accumulated deficit of $2,761,042. As of December 31, 2024, we had cash of $9,799, total liabilities of $22,228,209, and an accumulated deficit of $2,307,140.

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

HUBILU VENTURE CORPORATION

August 15, 2025	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

