Form 10-Q
period 2025-09-30
Hubilu Venture Corp
filed 2025-11-17
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2025 the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 26,237,125.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	4
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	24
PART II — OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
SIGNATURES	27

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	107,252	9,799
Accounts receivable	33,206	4,463
Total current assets	140,458	14,262

Real estate:
Land	15,887,177	14,547,789
Building and capital improvements	8,714,292	7,326,066
Less: accumulated depreciation	(1,151,508)	(953,132)
Total real estate, net	23,449,961	20,920,723

Security deposits	6,600	6,600

Total assets	23,597,019	20,941,585

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	9,695	4,982
Advanced rents received	31,439	27,875
Accrued interest	195,146	87,366
Security deposits payable	205,043	96,440
Due to related party, current maturities	474,271	474,271
Mortgages payable, net of debt discounts, current maturities	1,194,068	1,700,440
Dividends payable	224,891	205,483
Total current liabilities	2,334,553	2,596,857

Mortgages payable, related party	1,017,094	599,594
Mortgages payable, net of debt discounts	21,421,668	18,511,358
Convertible preferred stock payable	520,400	520,400

Total liabilities	25,293,715	22,228,209

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,237,125 shares issued and outstanding	26,237	26,237
Additional paid-in capital	1,034,580	994,279
Accumulated deficit	(2,757,513)	(2,307,140)
Total stockholders’ equity (deficit)	(1,696,696)	(1,286,624)

Total liabilities and stockholders’ equity (deficit)	23,597,019	20,941,585

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Rental revenue	628,792	616,393	1,588,731	1,666,452

Operating expenses:
General and administrative	65,092	37,145	223,081	133,117
Salaries and benefits	16,100	35,300	50,775	69,300
Utilities	16,073	7,760	37,506	26,308
Professional fees	14,495	35,867	87,286	110,167
Property taxes	76,288	44,403	196,848	143,945
Repairs and maintenance	4,395	8,822	160,377	114,610
Depreciation	71,837	64,028	198,376	159,101
Total operating expenses	264,280	233,325	954,249	756,548

Net operating income	364,512	383,068	634,482	909,904

Other income (expense):
Consulting Income	29,900		43,000
Interest income	125		481
Interest expense	(367,980)	(315,229)	(1,084,202)	(828,461)
Dividends expense	(6,541)	(6,541)	(19,408)	(19,479)
Gain/(Loss) on early extinguishment of debt	(16,487)	5,224	(26,716)	(58,179)
Other Income	-		1,990
Total other income (expense)	(360,983)	(316,546)	(1,084,855)	(906,119)

Net Income/(loss)	3,529	66,522	(450,373)	3,785

Weighted average common shares outstanding - basic	26,237,125	26,237,125	26,237,125	26,237,125
Net loss per common share - basic	$0.000	$0.003	$(0.017)	$0.000

Weighted average common shares outstanding - diluted	33,765,317	35,874,162	26,237,125	35,874,162
Net income per common share - diluted	$0.00	$0.00	$(0.02)	$0.00

  See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended September 30, 2025
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, June 30, 2025	26,237,125	$26,237	$1,038,672	$(2,761,042)	$(1,696,133)

Imputed interest	-	-	(4,092)		(4,092)

Net Income/(loss)	-	-		3,529	3,529

Balance, September 30, 2025	26,237,125	$26,237	$1,034,580	$(2,757,513)	$(1,696,696)

	For the Three Months Ended June 30, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, June 30, 2024	26,237,125	$26,237	$956,726	$(2,183,640)	$(1,200,677)

Imputed interest	-	-	20,940		20,940

Net Income/(loss)	-	-		66,522	66,522

Balance, September 30, 2024	26,237,125	$26,237	$977,666	$(2,117,118)	$(1,113,215)

	For the Nine Months Ended September 30, 2025
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2024	26,237,125	26,237	994,279	$(2,307,140)	(1,286,624.00)

Imputed interest	-	-	40,301	-	40,301

Net Income/(loss)	-	-	-	(450,373)	(450,373)

Balance, September 30 , 2025	26,237,125	26,237	1,034,580	$(2,757,513)	$(1,696,696)

	For the Nine Months Ended September 30, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2023	26,237,125	26,237	911,894	(2,120,903)	(1,182,772)

Imputed interest	-	-	65,772	-	65,772

Net Income/(loss)	-	-	-	3,785	3,785

Balance, September 30, 2024	26,237,125	26,237	$977,666	(2,117,118)	$(1,113,215)

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(450,373)	$3,785
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	198,376	159,101
Imputed interest	40,301	65,772
Cumulative preferred stock dividends payable	19,408	19,479
Amortization of debt discounts	23,370
Loss on early extinguishment of debt	26,716	58,179
Decrease (increase) in current assets:
Accounts receivable	(28,743)	(673)
Prepaid expenses		9,500
Security deposits	-	(18,870)
Increase (decrease) in current liabilities:
Accounts payable	4,713	(8,984)
Advanced rents received	3,564	(2,690)
Accrued expenses	107,780	49,137
Security deposits payable	108,603	20,967
Net cash provided by operating activities	53,715	354,703

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(735,114)	(1,138,373)
Purchase of investment at Cost		(64,940)
Net cash used in investing activities	(735,114)	(1,203,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from mortgages payable	970,955	1,007,185
Repayments on mortgages payable	(192,103)	(124,702)
Net cash provided by (used in) financing activities	778,852	882,483

NET CHANGE IN CASH	97,453	33,873
CASH AT BEGINNING OF PERIOD	9,799	24,564
CASH AT END OF PERIOD	$107,252	$58,437

SUPPLEMENTAL INFORMATION:
Interest paid	$898,885	$707,145
Income taxes paid

Non-cash investing and financing transactions:
Acquistion of properties financed with debt	$1,992,500	$2,811,900

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2025:

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

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income	$3,529	$66,522	$(450,373)	$3,785

Denominator:
Weighted-average basic shares outstanding	26,237,125	26,237,125	26,237,125	26,237,125
Effect of dilutive securities	7,528,192	9,637,037	-	9,637,037
Weighted-average diluted shares	33,765,317	35,874,162	26,237,125	35,874,162

Basic earnings per share	$0.00	$0.003	$(0.017)	$0.00
Diluted earnings per share	$0.00	$0.00	$(0.02)	$0.00

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

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, as of September 30, 2025, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $2,757,513 with negative working capital of $2,194,095 and cash on hand of $107,252, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively working to increase occupancy rates to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute to achieving profitability. There can be no assurance that we will be successful in achieving these objectives.

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

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of September 30, 2025 and December 31, 2024:

	Fair Value Measurements at September 30, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$107,252	$-	$-
Total assets	107,252	-	-
Liabilities
Due to related party	-	474,271	-
Mortgages payable, related party	-	1,017,094	-
Mortgages payable, net of debt discounts	-	22,615,736	-
Dividends payable	-	224,891	-
Convertible preferred stock payable	-	-	520,400
Total liabilities	-	24,331,992	520,400
	$107,252	$(24,331,992)	$(520,400)

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

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended September 30, 2025 or the year ended December 31, 2024.

Note 4 - Real Estate

Property Acquisitions and Dispositions

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

On September 24, 2025, the Company, through its subsidiary, Elata Investments, LLC, closed on the acquisition of the real property located at 1460 Exposition Blvd. in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $520,000. The Elata purchase is subject to one loan as follows: (1) $478,000 first position note owing by Elata to Center Street Lending VIII SPE, LLC (“Center Street”), bearing interest on unpaid principal at the rate of 9.990% per annum. Interest only payable in monthly installments of $3,896.10 or more commenced on November 1, 2025 and continue until September 17, 2026, at which time the entire principal balance together with interest due thereon, shall become due and payable.

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Schedule of Real Estate

The Company’s real estate investments consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Land	$15,887,177	$14,547,789
Buildings and capital improvements	8,714,292	7,326,066
Real estate gross	24,601,469	21,873,855
Less: accumulated depreciation	(1,151,508)	(953,132)
Total real estate, net	23,449,961	$20,920,723

Depreciation and amortization expense totaled $198,376 and $159,101 for the nine months ended September 30, 2025 and 2024, respectively.

Summary of Changes in Real Estate Investments

The change in the real estate investments is as follows for the nine months ended September 30, 2025 and the year ended December 31, 2024:

	Nine months ended	Year ended
	September 30, 2025	December 31, 2024

Balance, prior period	$21,873,855	$17,258,999
Acquisitions:	2,335,000	4,089,000
Real estate investment property, at cost	24,208,855	21,347,999
Capital improvements	392,614	525,856
Balance, end of period	$24,601,469	$21,873,855

Note 5 – Security Deposits

Security deposits included the following as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
Security deposits on office lease	6,600	6,600
Security deposits	$6,600	$6,600

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Due to Related Party

As of September 30, 2025 and December 31, 2024, Jacaranda Investments, Inc., had provided total advances of $474,271. These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded imputed interest charges of $40,301 and $65,772 for the nine months ended September 30, 2025 and 2024, respectively, which was credited to additional paid-in capital.

Note 7 – Mortgages Payable, Related Party

The Company’s mortgages payable to related parties are as follows:

	Principal balance
	September 30,	December 31,	Stated	Maturity
	2025	2024	Interest Rate	Date
2909 South Catalina Street	$599,594	$599,594	6%	20-Apr-29
1434 W. 22nd Street	$167,500	-	8%	31-Dec-29
1650 S. Rimpau Ave	$250,000	-	8%	31-Dec-29
	1,017,094	$599,594

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

The Company recognized $37,175 and $27,006 of interest expense on notes payable to related parties for the nine months ended September 30, 2024 and 2023, respectively.

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 - Mortgages Payable

Mortgages payable consists of the following at September 30, 2025 and December 31, 2024, respectively:

	Principal Balance
	September 30, 2025	December 31, 2024	Stated Interest Rate	Maturity Date
3711 South Western Avenue	$643,584	$643,584	5.00%	December 1, 2029
2115 Portland Street	982,460	989,827	7.25%	July 1, 2054
4505 Orchard Avenue	617,279	626,052	4.625%	March 1, 2052
3791 S. Normandie Avenue
-First Note	589,427	596,965	5.225%	April 1, 2052
-Second Note	150,000	150,000	5.00%	March 1, 2029
2029 W. 41st Place	820,000	820,000	6.00%	December 31, 2029
1267 West 38th Street	577,279	585,439	4.975%	June 1, 2051
1618 West 38th Street	639,404	620,003	6.350%	August 1, 2055
4016 Dalton Avenue	581,007	589,219	4.975%	June 1, 2051
1981 Estrella Ave	855,005	867,715	5.225%	June 1, 2051
3921 S. Hill Street
-First Note	483,263	488,947	6.425%	December 1, 2050
-Second Note	152,000	152,000	6.425%	November 1, 2026
1557 West 29th Street	573,036	582,213	4.975%	June 1, 2051
1650 S Rimpau Blvd	518,745	-	7.125%	June 1, 2055
1434 W 22nd Street	510,853	-	7.5%	June 1, 2055
417 W 52nd Place	482,500	-	9.99%	August 8, 2026
1460 Exposition Blvd.	478,000	-	9.99%	September 17, 2026
3408 S. Budlong Street
-First Note	577,751	586,874	4.875%	December 1, 2051
-Second Note	120,000	120,000	5.00%	November 1, 2029
3777 Ruthelen Street	677,420	687,052	4.625%	March 1, 2052
1733 W. 37th Place
-First Note	586,678	591,189	7.225%	April 1, 2052
-Second Note	100,000	100,000	6.00%	March 31, 2029
1457 W. 35th Street
-First Note	716,442	599,750	7.050%	March 1, 2055
-Second Note	115,000	205,000	6.00%	June 30,2029
1460 N. Eastern Avenue
-First Note	658,990	578,000	7.45%	April 1, 2055
-Second Note	305,000	305,000	6.00%	June 30, 2029
4700 S. Budlong Avenue
-First Note	722,634	728,000	7.125%	December 1, 2054
-Second Note	199,500	199,500	6.00%	March 31, 2029
1659 Roosevelt Avenue
-First Note	570,000	570,000	6.90%	September 1, 2054
-Second Note	200,000	200,000	6.00%	December 31, 2029
802 E. 25th Street
-First Note	514,417	518,639	6.71%	September 1, 2054
-Second Note	150,000	150,000	6.00%	December 31, 2029
1100 W. 48th Street
-First Note	482,809	487,042	6.30%	November 1, 2054
-Second Note	200,000	200,000	6.00%	December 31, 2029
3910 Walton Avenue	728,005	734,051	6.65%	August 1, 2049
3910 Wisconsin Street	658,907	668,468	5.225%	March 1, 2052
4021 Halldale Avenue	738,784	746,011	6.575%	October 1, 2052
717 West 42nd Place
-First Note	562,500	333,867	6.475%	September 1, 2055
-Second Note	134,968	134,968	6.85%	April 30,2029
3906 Denker Avenue	624,000	573,765	6.475%	September 1, 2055
4009 Brighton Avenue	686,267	695,844	4.875%	November 1, 2051
4517 Orchard Avenue
-First Note	458,144	464,047	5.225%	April 1, 2052
-Second Note	158,000	158,000	5.00%	March 1, 2029
3908 Denker Avenue	601,556	609,772	4.975%	December 1, 2051
1284 W. 38th Street
-First Note	615,287	624,544	4.625%	March 1, 2052
-Second Note	188,000	188,000	5.25%	June 30, 2029
Hubilu general loan	275,000	75,000	-%	December 31, 2029

Total mortgages payable	$22,979,901	$20,544,347
Less: unamortized debt discounts	364,165	332,549
Mortgages payable, net of discounts	$22,615,736	$20,211,798
Less: current maturities	1,194,068	1,700,440
Mortgages payable, long-term portion	$21,421,668	$18,511,358

HUBILU VENTURE CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company realized a $26,716 loss on early extinguishment of debt related to refinancing notes payable during the nine months ended September 30, 2025.

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

No shares of Series A preferred stock have been issued to date. Outstanding Series 1 preferred stock is as follows:

	Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2024	520,400	$520,400	$205,483	$725,883
Dividends accrued	-	-	19,408	19,408
Balance, September 30, 2025	520,400	$520,400	$224,891	$745,291

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

Note 11 – Changes in Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 100,000,000 shares of $0.001 par value common stock. As of September 30, 2025, a total of 26,237,125 shares of common stock had been issued. Each holder of common stock is entitled to one vote for each share of common stock held.

No shares of common stock were issued during the nine months ended, September 30, 2025.

Note 12 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended September 30, 2025, and the year ended December 31, 2024, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2025, the Company had approximately $2,962,908 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2025.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2025 and December 31, 2024, respectively.

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

As of September 30, 2025, the Company’s total real estate, net of accumulated depreciation, was $23,449,961. All of the Company’s properties are located in Los Angeles, CA. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Nine Months Ended
	September 30,
	2025	2024

Rental revenue	1,588,731	1,666,452
Depreciation	198,376	159,101
Other Operating Expenses	755,873	597,447
Net operating income	634,482	909,904
Interest Expense	(1,084,202)	(828,461)
Other income (expense):	(653)	(77,658)
Net Income (Loss)	(450,373)	3,785

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

Note 14 - Subsequent Events

During the third quarter, no subsequent events occurred.

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

We purchased two new properties during the third quarter of 2025, and entered into agreements to acquire two additional properties during the fourth quarter of 2024, bringing our total properties under management to thirty-five. All properties have been purchased in conjunction with various debt financing arrangements.

Going Concern Uncertainty

As of September 30, 2025, our balance of cash on hand was $107,252, and we had negative working capital of $2,194,095 and an accumulated deficit of $2,757,513. We expect to incur further losses in the development of its business; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In the event revenues do not materialize at the expected rates, management would seek additional financing and would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

Results of Operations for the Three Months Ended September 30, 2025 and 2024

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2025 and 2024, respectively.

	For the Three Months Ended
	September 30,
	2025	2024	Increase/(Decrease)

Rental revenue	628,792	616,393	12,399

Operating expenses:
General and administrative	65,092	37,145	27,947
Salaries and benefits	16,100	35,300	(19,200)
Utilities	16,073	7,760	8,313
Professional fees	14,495	35,867	(21,372)
Property taxes	76,288	44,403	31,885
Repairs and maintenance	4,395	8,822	(4,427)
Depreciation	71,837	64,028	7,809
Total operating expenses	264,280	233,325	30,955

Net operating income	364,512	383,068	(18,556)

Other income (expense):			-
Consulting Income	29,900		29,900
Interest income	125		125
Interest expense	(367,980)	(315,229)	(70,509)
Dividends expense	(6,541)	(6,541)	0
Loss on early extinguishment of debt	(16,487)	5,224	(21,711)
Other Income	-		-
Total other income (expense)	(360,983)	(316,546)	(62,195)

Net loss	3,529	66,522	(80,751)

Revenues

Our total revenues increased to $628,792 for the three months ended September 30, 2025, compared to $616,393 for the three months ended September 30, 2024, an increase of $12,399, or 2%. The increase is due primarily to additional rental properties acquired during the current period.

General and Administrative

General and administrative expenses for the three months ended September 30, 2025 was $65,092, compared to $37,145 for the three months ended September 30, 2024, an increase of $27,947, or 75%. General and administrative expenses increased primarily due to increased property management costs incurred during the current period.

Salaries and Benefits

Salaries and benefits expenses for the three months ended September 30, 2025 was $16,100, compared to $35,300 for the three months ended September 30, 2024, a decrease of $19,200, or 54%. Salaries and benefits decreased primarily due to decreased compensation paid to our vice president during the current period.

Utilities

Utilities expense for the three months ended September 30, 2025 was $16,074, compared to $7,760 for the three months ended September 30, 2024, an increase of $8,314, or 107%. Utilities expense increased due to additional tenants that have not reimbursed the Company for their share of utilities during the current period.

Professional Fees

Professional fees for the three months ended September 30, 2025 was $14,495, compared to $35,867 for the three months ended September 30, 2024, a decrease of $21,372, or 60%. Professional fees consisted of legal, audit and accounting fees, which increased primarily due to increased compliance costs related to our public filings with the SEC, and legal costs related to the acquisition of properties acquired during the current period.

Property Taxes

Property tax expense for the three months ended September 30, 2025 was $76,288, compared to $44,403 for the three months ended September 30, 2024, an increase of $31,855, or 72%. The increase is primarily due to the acquisition of additional properties during the current period.

Repairs and Maintenance

Repairs and maintenance expense for the three months ended September 30, 2025 was $4,395, compared to $8,822 for the three months ended September 30, 2024, a decrease of $4,427, or 50%. Repairs and maintenance expense decreased due to less repairs on certain properties during the current period.

Depreciation

Depreciation expense for the three months ended September 30, 2025 was $71,837, compared to $64,028 for the three months ended September 30, 2024, an increase of $7,809, or 12%. Depreciation expense decreased during the current period due to recent property acquisitions now being depreciated.

Other Income (Expense)

Other expense for the three months ended September 30, 2025 was $360,983, compared to $316,546 for the three months ended September 30, 2024, an increase of $44,437, or 14%. During the three months ended September 30, 2024, other expense consisted of $6,541 of dividends expense, $367,980 of interest expense, and a $16,487 loss on early extinguishment of debt. It also includes other income of $29,900 as consulting income and $125 as interest income. During the three months ended September 30, 2024, other expense consisted of $6,541 of dividends expense, $315,229 of interest expense and a $5,224 gain on early extinguishment of debt related to the refinancing of one of our mortgages.

Net Loss (income)

Net income for the three months ended September 30, 2025 was $3,529, compared to net income of $66,522 for the three months ended September 30, 2024, a decrease of $62,933. The increased net loss was primarily due to increased general and administrative expense, property tax, repairs and maintenance costs and interest expense, as partially offset by increased revenues during the current period.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2025 and 2024, respectively.

	For the Nine Months Ended
	September 30,
	2025	2024	Increase/(Decrease)

Rental revenue	1,588,731	1,666,452	(77,721)

Operating expenses:
General and administrative	223,081	133,117	89,964
Salaries and benefits	50,775	69,300	(18,525)
Utilities	37,506	26,308	11,198
Professional fees	87,286	110,167	(22,881)
Property taxes	196,848	143,945	52,903
Repairs and maintenance	160,377	114,610	45,767
Depreciation	198,376	159,101	39,275
Total operating expenses	954,249	756,548	197,702

Net operating income	634,482	909,904	(275,423)

Other income (expense):			-
Consulting Income	43,000		43,000
Interest income	481		481
Interest expense	(1,084,202)	(828,461)	(273,499)
Dividends expense	(19,408)	(19,479)	71
Loss on early extinguishment of debt	(26,716)	(58,179)	31,463
Other Income	1,990		1,990
Total other income (expense)	(1,084,855)	(906,119)	(196,494)

Net loss	(450,373)	3,785	(471,918)

Revenues

Our total revenues increased to $1,588,731 for the nine months ended September 30, 2025, compared to $1,666,452 for the nine months ended September 30, 2024, a decrease of $77,721, or 5%. The decrease is due to decreased rental rates and occupancies during the current period.

General and Administrative

General and administrative expenses increased to $223,081for the nine months ended September 30, 2025, compared to $133,117 for the nine months ended September 30, 2024, an increase of $89,964, or 68%. General and administrative expenses increased primarily due to increased property management costs incurred during the current period.

Salaries and Benefits

Salaries and benefits expenses for the nine months ended September 30, 2025 was $50,775, compared to $69,300 for the nine months ended September 30, 2024, an increase of $18,525, or 27%. Salaries and benefits decreased primarily due to decreased compensation paid to our vice president during the current period.

Utilities

Utilities expense for the nine months ended September 30, 2025 was $37,506, compared to $26,300 for the nine months ended September 30, 2024, an increase of $11,198, or 43%. Utilities expense increased due to additional tenants that have not reimbursed the Company for their share of utilities during the current period.

Professional Fees

Professional fees for the nine months ended September 30, 2024 was $87,286, compared to $110,167 for the nine months ended September 30, 2024, an increase of $22,881 or 21%. Professional fees consisted of legal, audit and accounting fees, which increased primarily due to increased audit work, compliance costs related to our public filings with the SEC, and legal costs related to the acquisition of properties acquired during the current period.

Property Taxes

Property tax expense for the nine months ended September 30, 2025 was $196,848, compared to $143,945 for the nine months ended September 30, 2024, an increase of $52,903, or 37%. The increase is primarily due to the acquisition of additional properties during the current period.

Repairs and Maintenance

Repairs and maintenance expense for the nine months ended September 30, 2025 was $160,377, compared to $114,610 for the nine months ended September 30, 2024, an increase of $45,767, or 40%. Repairs and maintenance expense increased due to greater repairs on certain properties during the current period.

Depreciation

Depreciation expense for the nine months ended September 30, 2025 was $198,376, compared to $159,101 for the nine months ended September 30, 2024, an increase of $39,275, or 25%. Depreciation expense increased during the current period due to acquiring new assets during this period.

Other Income (Expense)

Other expense for the nine months ended September 30, 2025 was $1,084,855 compared to $906,119 for the nine months ended September 30, 2024, an increase of $178,736, or 20%. During the nine months ended September 30, 2024, other expense consisted of $19,408 of dividends expense, $1,084,202 of interest expense, and a $26,716 loss on early extinguishment of debt. It also include consulting income of $43,000 and interest income of $481. During the nine months ended September 30, 2024, other expense consisted of $19,479 of dividends expense, $828,461of interest expense, and $58,179 loss on early extinguishment of debt related to the refinancing of two of our mortgages.

Net Loss (income)

Net loss for the nine months ended September 30, 2025 was $450,373, compared to net income of $3,785 for the nine months ended September 30, 2024, a decrease of $454,158, or 11,999%. The increased net loss was primarily due to increased operating expenses and interest expense, as partially offset by increased revenues during the current period.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Current Assets	$140,458	$14,262

Current Liabilities	$2,334,553	$2,596,857

Working Capital Deficit	$(2,194,095)	$(2,582,595)

As of September 30, 2025 we had negative working capital of $2,194,095. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future, and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from rental income and debt financing. As of September 30, 2025, we had cash of $107,252, total liabilities of $25,293,715, and an accumulated deficit of $2,757,513. As of December 31, 2024, we had cash of $9,799, total liabilities of $22,228,209, and an accumulated deficit of $2,307,140.

Cash Flow

Comparison of the Nine Months Ended September 30, 2025 and the Nine Months Ended September 30, 2024

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by operating activities	$53,715	$354,703
Net cash used in investing activities	(735,114)	(1,203,313)
Net cash provided by (used in) financing activities	778,852	882,483

Net change in cash	$97,453	$33,873

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $53,715 for the nine months ended September 30, 2025, compared to $354,703 for the nine months ended September 30, 2024, a decrease of $300,988, or 85%. The decrease was primarily due to higher expenses in the current period.

Net Cash Used in Investing Activities

Net cash used in investing activities was $735,114 for the nine months ended September 30, 2025, compared to $1,203,313 for the nine months ended September 30, 2024, a decrease of $468,199, or 39%. This decrease was primarily attributable to purchasing less properties in the current period.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $778,852, for the nine months ended September 30, 2025, compared to net cash provided by financing activities of $882,483 for the nine months ended September 30, 2024, a decrease of $103,631 or 12%. Our decreased cash provided by financing activities was primarily due to decreased proceeds received and increased repayments on debt financing received in the current period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the nine-month period ended September 30, 2025 there were no changes to the application of critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, who are one in the same, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective. In performing the above-referenced assessment, our management identified the following material weaknesses:

●The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

●The Company’s system of internal controls failed to identify multiple journal entries that were identified by the Company’s external auditor.

●The Company has no formal control process related to the identification and approval of related party transactions.

●The Company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters.

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

Changes in Internal Control Over Financial Reporting

During the nine-month period ended September 30, 2025, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description of Document
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.2	Certificate of Correction of Certificate of Incorporation (incorporated by reference to Exhibit 3.1a of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.3	Bylaws (incorporated by reference to Exhibit 3.2 of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.4	Form of Stock Certificate (incorporated by reference to Exhibit 3.3 of Form 8-A12G filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 21, 2016)
4.1	Certificate of Designations of 5% Voting, Cumulative Convertible Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 21, 2016)
4.2	Certificate of Designations of 5% Voting, Cumulative Convertible Series 1 Preferred Stock (incorporated by reference to Exhibit 4.2 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 21, 2016)
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 of Form 10-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 16, 2024)
10.1*	Fixed Rate Note Secured by Deed of Trust, dated as of February 5, 2025, among Mopane Investments, LLC and Investor Mortgage Finance, LLC
10.2*	Commercial Promissory Note Secured by Deed of Trust, dated as of March 5, 2025, among Mopane Investments, LLC and LendingOne, LLC
10.3*	Fixed Adjustable Rate Note Secured by Deed of Trust, dated as of May 7, 2025, among Elata Investments, LLC and Investor Mortgage Finance, LLC
10.4*	Promissory Note Secured by Deed of Trust, dated as of May 8, 2025, among Elata Investments, LLC and Jacaranda3 Investments, Inc.
10.5*	Promissory Note Secured by Deed of Trust, dated May 27, 2025, among Elata Investments, LLC and Vontive, Inc.
10.6*	Promissory Note Secured by Deed of Trust, dated as of June 1, 2025, among Elata Investments, LLC and Jacaranda3 Investments, Inc.
10.7*	Fixed Adjustable Rate Note Secured by Deed of Trust, dated July 30, 2025, among Elata Investments, LLC Investor Mortgage Finance, LLC.
10.8*	Fixed Adjustable Rate Note Secured by Deed of Trust, dated August 4, 2025, among Trilosa Investments, LLC Investor Mortgage Finance, LLC.
10.9*	Fixed Adjustable Rate Note Secured by Deed of Trust, dated August 4, 2025, among Trilosa Investments, LLC Investor Mortgage Finance, LLC.
10.10*	Promissory Note Secured by Deed of Trust, dated as of August 8, 2025, among Elata Investments, LLC and Center Street Lending VIII SPE, LLC.
10.11*	Promissory Note Secured by Deed of Trust, dated as of September 17, 2025, among Elata Investments, LLC and Center Street Lending VIII SPE, LLC.
31.1*	Certification of the Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of the Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of the Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBILU VENTURE CORPORATION

November 17, 2025	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

