Form 10-K
period 2025-12-31
Hubilu Venture Corp
filed 2026-04-08
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025 was $1,254,500.

The number of shares of the registrant’s common stock issued and outstanding as of April 7, 2026 was 26,237,125.

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

We have and continue to provide consulting services for several clients and are now seeking real estate acquisitions to complement our 34 existing properties. We anticipate that our revenues will increase as we secure additional clients and acquire properties in the next twelve months.

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

As of December 31, 2025, we had acquired a total of 34 rental properties, which are held under 9 different subsidiaries formed as limited liability corporations, including the following 4 properties acquired during 2025 through our subsidiary, Elata Investments, LLC:

●	1460 Exposition Boulevard., Los Angeles, California, acquired on September 24, 2025
●	417 W. 52nd Place, Los Angeles, California, acquired on August 12, 2025
●	1434 W. 22nd Street, Los Angeles, California, acquired on May 30, 2025
●	1650 S. Rimpau Boulevard, Los Angeles, California, acquired on May 12, 2025

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

Availability, Rent Pricing and Cost of Financing. The availability and cost of debt financing is challenging but creates opportunities to acquire assets at reasonable prices. Rental prices continue to rise matching inflation at minimum and this allows for stronger returns, especially with interest rates dropping.

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

Average monthly rents of a unit in the USC area rose from approximately $750 in 2005 to $2,200 in 2025 and student enrollment at USC has grown from 32,000 in 2005 to 46,000 in 2025-26, with 21,000 being graduate students.

There are also opportunities to develop multi-family properties within walking distance of the newly constructed Los Angeles Metro/subway stations, taking advantage of upside density, zoning changes, and higher rents.

●	In addition to on-demand car service availability, tenants benefit by being near the LA Metro/subway stations, eliminating the need and costs for personal vehicles and parking.

●	Development opportunities will increase as the city encourages more density around the LA Metro/subway systems to help minimize vehicle congestion and pollution levels.

●	Increased rents and development opportunities will result in higher values and a greater return on investment.

●	Acquisitions of profitable high growth businesses in the industries of Business Services (Property Management, Clean Tech (Green), Healthcare Services, I.T./Cloud), Health and Wellness, and e-Commerce (B2B, B2C) operating in Southern California.

In addition to investing in real estate, we expanded our investment portfolio by adding Health and Wellness and will continue to expand our revenue sources to include the acquisitions of profitable high growth businesses to increase our cash flow, including Property Management, CleanTech (Green), Healthcare, Intelligent Technology/Cloud, and AI.

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

Although we have revenues from the rental properties owned by our subsidiaries, we have an accumulated deficit of $2,858,582. Such prospects must be considered given the substantial risks, expenses and difficulties encountered by new entrants into the real estate consulting industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon several factors, including our ability to secure clients and acquire profitable real estate properties. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in increasing our revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

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

Our financial statements for the year ended December 31, 2025, disclose that we can continue as a going concern. However, if necessary, our director may be unable or unwilling to loan or advance us any funds.

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

We are entirely dependent on the efforts of David Behrend, our president, chief executive officer as well as our sole director. The loss of our director, or of other key personnel hired in the future, could have a material adverse effect on the business and its prospects. There is currently no employment contract by and between any director and us.

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

We have limited financial resources. As of December 31, 2025, we had $52,071 of cash on hand and negative working capital of $2,436,873. If we are unable to develop our business or secure additional funds our business would fail, and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

Our director are required to commit time to our affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities. During other business activities, they may become aware of business opportunities that may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a business opportunity should be presented.

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

As a real estate consulting and acquisition company that commenced operations in June 2015, and we expect to face substantial risks, uncertainties, expenses and difficulties. We were formed on March 2, 2015. We have a limited demonstrable operations record, on which you can evaluate our business and prospects. As of the date of this Annual Report on Form 10K, our operations have been devoted to implementing our business plan, acquiring 34 properties, and looking for investment opportunities whereby we can acquire real property and operate it. We cannot guarantee that we will be successful in accomplishing our objectives. In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

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

Item 2. Properties

We currently own 9 limited liability companies, which each own the following residential properties:

Entity Name:	Properties Owned:
Akebia Investments, LLC	1
Baobab Investments, LLC	4
Elata Investments, LLC	7
Kapok Investments, LLC	2
Lantana Investments, LLC	3
Mopane Investments, LLC	7
Sunza Investments, LLC	3
Trilosa Investments, LLC	4
Zinnia Investments, LLC	3
34

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

	High	Low
Fiscal Year Ended December 31, 2025
First Quarter	$1.30	$1.30
Second Quarter	$1.30	$1.30
Third Quarter	$1.30	$0.11
Fourth Quarter	$0.11	$0.03

Fiscal Year Ended December 31, 2024
First Quarter	$0.06	$0.06
Second Quarter	$0.06	$0.06
Third Quarter	$0.06	$0.06
Fourth Quarter	$1.35	$0.06

As of April 8, 2026, there were approximately 76 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of April 8, 2026, there were 26,237,125 shares of common stock outstanding on record.

Preferred Stock

As of April 8, 2026, we have 520,400 shares of our Series 1 convertible preferred stock that is convertible into shares of our common stock. The conversion provisions are discussed in our footnotes to our financial statements.

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

Equity Compensation Plan Information

We did not have any shares authorized for issuance under equity plans at December 31, 2025.

Recent Sales of Unregistered Securities

None.

Transfer Agent

Dynamic Stock Transfer, LLC, 15233 Ventura Blvd., Suite 710, Thousand Oaks, CA 91403, is our independent stock transfer agent.

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

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2025 and 2024. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

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

During 2025, we closed on a total of four new properties in the Los Angeles area, under our Elata Investments, LLC entity, bringing our total properties under management to thirty-four.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2025 and 2024, respectively together with notes thereto, which are included in this Annual Report on Form 10-K.

Results of Operations for the Year Ended December 31, 2025, compared to the year ended December 31, 2024

The following table summarizes selected items from the statement of operations for the years ended December 31, 2025 and 2024, respectively.

	For the Year Ended December 31,		Increase/
	2025	2024	(Decrease)

Rental revenue	2,203,976	2,232,412	(28,436)

Operating expenses:
General and administrative	286,953	265,863	21,090
Salaries and benefits	68,975	87,500	(18,525)
Utilities	47,340	30,504	16,836
Professional fees	96,036	138,876	(42,840)
Property taxes	270,614	228,268	42,346
Repairs and maintenance	231,422	143,280	88,142
Depreciation	271,681	215,006	56,675
Total operating expenses	1,273,021	1,109,297	163,724

Net operating income	930,955	1,123,115	(192,160)

Other income (expense):
Consulting Income	43,500		(43,500)
Interest income	481		(481)
Interest expense	(1,476,460)	(1,209,530)	266,930
Dividends expense	(25,966)	(26,020)	54
Gain/(Loss) on early extinguishment of debt	(26,716)	(73,802)	47,086
Other Income	2,764		2,764
Total other income (expense)	(1,482,397)	(1,309,352)	173,045
			-
Net Income/(loss)	(551,442)	(186,237)	365,205

Rental Revenue

Our rental revenues decreased to $2,203,976 for the year ended December 31, 2025, compared to $2,232,412 for the comparable period in 2024, a decrease of $28,436, or 1.27%. The decrease was due to multiple tenants vacating during the year.

General and Administrative Expenses

General and administrative expenses was $286,953 for the year ended December 31, 2025, compared to $265,863 for the year ended December 31, 2024, an increase of $21,090, or 7.93%. General and administrative expenses increased primarily due to increased property acquisitions in the current year.

Salaries and Benefits

Salaries and benefits for the year ended December 31, 2025 was $68,975 compared to $87,500 for the year ended December 31, 2024, a decrease of $18,525, or 21.17%. Salaries and benefits decreased primarily due to decreased compensation paid to our vice president during the current period

Utilities

Utilities for the year ended December 31, 2025 was $47,340 compared to $30,504 for the year ended December 31, 2024, an increase of $16,836, or 55.19%. The decrease was primarily due to increased occupancy rates in 2024 that resulted in fewer unreimbursed utilities in the current year.

Professional Fees

Professional fees for the year ended December 31, 2025 was $96,036 compared to $138,876 for the year ended December 31, 2024, a decrease of $42,840, or 30.85%. Professional fees consisted of legal fees and accounting fees, which decreased primarily due to decreased accounting fees incurred during the current year.

Property Taxes

Property taxes for the year ended December 31, 2025 was $270,614 compared to $228,268 for the year ended December 31, 2024, an increase of $42,346, or 18.55%. Property taxes increased primarily due to acquiring four new residential properties during 2025.

Repairs and Maintenance

Repairs and maintenance for the year ended December 31, 2025 was $231,422 compared to $143,280 for the year ended December 31, 2024, an increase of $88,142, or 61.52%. Repairs and maintenance expense increased due to more repairs on certain properties during the current period.

Depreciation

Depreciation for the year ended December 31, 2025 was $271,681 compared to $215,006 for the year ended December 31, 2024, an increase of $56,675, or 26.36%. Depreciation increased primarily due to increased building and capital improvements resulting from the acquisition of four new properties during 2025.

Other Income (Expense)

Other expenses for the year ended December 31, 2025 were $1,482,397 compared to other expenses of $1,309,352 for the year ended December 31, 2024. Other expense during the year ended December 31, 2025 consisted of $ 25,966 of dividends expense, $1,476,460 of interest expense, a loss of $26,716 on the early extinguishment of debt, $43,500 of consulting income, and $2,764 of other income. Other expenses for the year ended December 31, 2024 consisted of $26,020 of dividends expense, $1,209,530 of interest expense and a loss of $73,802 on the early extinguishment of debt.

Net Loss

Our net loss for the year ended December 31, 2025 was $551,442 compared to a net loss of $186,237 for the year ended December 31, 2024, an increase of $365,205, or 196.10%. Our net loss increased primarily due to several properties not being rented, increased tenants behind on rent, more repairs and maintenance on properties and from the acquisition of four new properties during 2025.

Liquidity and Capital Resources.

As of December 31, 2025, the Company had current assets of $124,579, consisting of cash of $52,071 and accounts receivable of $64,178 and prepaid expenses of $8,330. The Company’s current liabilities as of December 31, 2025 were $2,561,452, consisting of $34,655 of accounts payable, $40,189 of advanced rents received, $257,229 of accrued interest, $197,568 of security deposits payable, $474,271 amounts due to related parties, 1,326,091 of current maturities of mortgages payable and $231,449 of dividends payable.

The following table summarizes our total current assets, liabilities and working capital at December 31, 2025 and 2024.

	December 31,
	2025	2024
Current Assets	$124,579	$14,262

Current Liabilities	$2,561,452	$2,596,857

Working Capital	$(2,436,873)	$(2,582,595)

The following table summarizes our cash flows during the years ended December 31, 2025 and 2024, respectively.

	For the Year Ended
	December 31,
	2025	2024
Net cash provided by operating activities	$110,810	$188,394
Net cash used in investing activities	(781,649)	(606,796)
Net cash provided by (used in) financing activities	713,111	403,637

Net change in cash	$42,272	$(14,765)

The decrease of $77,584 in cash provided by operating activities for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to a higher net loss in 2025 and unfavorable working capital movements, particularly increases in accounts receivable, prepaid expenses, and loan holdback receivable, which tied up cash. Although non-cash items like depreciation and amortization increased, they were insufficient to fully offset these cash outflows, resulting in lower operating cash flow compared to 2024

The $174,853 increase in cash used in investing activities for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due primarily to the purchase of four new properties for total cash paid of $761,649.

Cash provided by financing activities for the year ended December 31, 2025, consisted of $970,959 of proceeds received from mortgages used to purchase property and equipment in 2025, compared to $611,199 of proceeds received from mortgages for the year ended December 31, 2024, and repayments on mortgages payable of $257,848 in 2025, compared to $207,562 of repayments on mortgages payable during the year ended December 31, 2025.

Debt Financing

Mortgage Financings

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

On August 14, 2025, the Company, through its subsidiary, Elata Investments, LLC, closed on the acquisition of the real property located at 417 W 52nd Place in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $525,000. The Elata purchase is subject to one loan as follows: (1) $472,500 first position note owing by Elata to Center Street Lending VIII SPE, LLC (“Center Street”), bearing interest on unpaid principal at the rate of 9.990% per annum. Interest only payable in monthly installments of $3,933.56 or more commenced on October 1, 2025 and continue until August 8, 2026, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On September 24, 2025, the Company, through its subsidiary, Elata Investments, LLC, closed on the acquisition of the real property located at 1460 Exposition Blvd. in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $520,000. The Elata purchase is subject to one loan as follows: (1) $468,000 first position note owing by Elata to Center Street Lending VIII SPE, LLC (“Center Street”), bearing interest on unpaid principal at the rate of 9.990% per annum. Interest only payable in monthly installments of $3,896.10 or more commenced on November 1, 2025 and continue until September 17, 2026, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

Satisfaction of our Cash Obligations for the Next 12 Months

As of December 31, 2025, we had $52,071 of cash on hand, negative working capital of $2,436,873 and an accumulated deficit of $2,858,582. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we implement our business plan and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through debt financing and the sale of equity securities. We will need, and are currently seeking, additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

Item 8. Financial Statements and Supplementary Data

HUBILU VENTURE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hubilu Venture Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hubilu Venture Corporation (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern

As discussed in Note 2 to the financial statements, the Company had a going concern due to a continual net loss, stockholders’ deficiency and working capital deficiency.

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

The Woodlands, TX

April 7, 2026

HUBILU VENTURE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS

Current assets:
Cash	52,071	9,799
Accounts receivable	64,178	4,463
Prepaid Expenses	8,330
Total current assets	124,579	14,262

Real estate:
Land	15,889,273	14,547,789
Building and capital improvements	8,738,731	7,326,066
Less: accumulated depreciation	(1,224,813)	(953,132)
Total real estate, net	23,403,191	20,920,723

Security deposits	6,600	6,600

Total assets	23,534,370	20,941,585

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	34,655	4,982
Advanced rents received	40,189	27,875
Accrued interest	257,229	87,366
Security deposits payable	197,568	96,440
Due to related party, current maturities	474,271	474,271
Mortgages payable, net of debt discounts, current maturities	1,326,091	1,700,440
Dividends payable	231,449	205,483
Total current liabilities	2,561,452	2,596,857

Mortgages payable, related party	1,017,094	599,594
Mortgages payable, net of debt discounts	21,213,070	18,511,358
Convertible preferred stock payable	520,400	520,400

Total liabilities	25,312,016	22,228,209

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,237,125 shares issued and outstanding	26,237	26,237.00
Additional paid-in capital	1,054,699	994,279
Accumulated deficit	(2,858,582)	(2,307,140)
Total stockholders’ equity (deficit)	(1,777,646)	(1,286,624)

Total liabilities and stockholders’ equity (deficit)	23,534,370	20,941,585

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2025	2024

Rental revenue	2,203,976	2,232,412

Operating expenses:
General and administrative	286,953	265,863
Salaries and benefits	68,975	87,500
Utilities	47,340	30,504
Professional fees	96,036	138,876
Property taxes	270,614	228,268
Repairs and maintenance	231,422	143,280
Depreciation	271,681	215,006
Total operating expenses	1,273,021	1,109,297

Net operating income	930,955	1,123,115

Other income (expense):
Consulting Income	43,500
Interest income	481
Interest expense	(1,476,460)	(1,209,530)
Dividends expense	(25,966)	(26,020)
Gain/(Loss) on early extinguishment of debt	(26,716)	(73,802)
Other Income	2,764
Total other income (expense)	(1,482,397)	(1,309,352)

Net Income/(loss)	(551,442)	(186,237)

Weighted average common shares outstanding - basic and diluted	26,237,125	26,237,125
Net loss per common share - basic and diluted	(0.02)	(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2023	26,237,125	$26,237	$911,894	$(2,120,903)	$(1,182,772)
Imputed interest	-	-	82,385	-	82,385
Net Loss	-	-	-	(186,237)	(186,237)
Balance, December 31, 2024	26,237,125	$26,237	$994,279	$(2,307,140)	$(1,286,624)

Imputed interest	-	-	60,420		60,420

Net Income/(loss)	-	-		(551,442)	(551,442)

Balance, December 31, 2025	26,237,125	$26,237	$1,054,699	$(2,858,582)	$(1,777,646)

The accompanying notes are an integral part of these consolidated financial statements.

HUBILU VENTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(551,442)	(186,237)
Depreciation	271,681	215,006
Imputed interest	60,420	82,385
Cumulative preferred stock dividends payable	25,966	26,020
Impairment of Investment in Securities		80,940
Amortization of debt discounts	32,536	43,837
Loss on early extinguishment of debt	26,716	73,802
Decrease (increase) in current assets:
Accounts receivable	(59,715)	(2,363)
Prepaid expenses	(8,330)	9,500
Security deposits	-
Increase (decrease) in current liabilities:
Accounts payable	29,673	(16,268)
Advanced rents received	12,314	17,751
Accrued expenses	169,863	47,964
Security deposits payable	101,128	(203,943)

Net cash provided by operating activities	110,810	188,394

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(781,649)	(525,856)
Purchase of investment at Cost		(80,940)
Net cash used in investing activities	(781,649)	(606,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from mortgages payable	970,959	611,199
Repayments on mortgages payable	(257,848)	(207,562)
Net cash provided by (used in) financing activities	713,111	403,637

NET CHANGE IN CASH	42,272	(14,765)
CASH AT BEGINNING OF PERIOD	9,799	24,564
CASH AT END OF PERIOD	52,071	9,799

SUPPLEMENTAL INFORMATION:
Interest paid	1,202,004	1,037,407
Income taxes paid

Non-cash investing and financing transactions:
Acquisition of properties financed with debt	1,972,500	4,089,000

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2025:

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

(1)	Holding company in the form of a corporation
(2)	Wholly-owned subsidiary in the form of a limited liability corporation

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $2,858,582, and negative working capital of $2,436,873 as of December 31, 2025, and the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new properties to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2025.

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

Loss per Share

The Company’s basic loss per share is calculated by dividing its net loss available to common stockholders by the weighted average number of common shares outstanding for the period. The Company’s dilutive loss per share is calculated by dividing its net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of December 31, 2025 there were 30,377,737 potentially dilutive shares outstanding. For the years ended December 31, 2025 and 2024, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness. The guidance in ASU 2023-09 requires that public business entities disclose specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. The ASU also includes other disclosure amendments related to the disaggregation of income tax expense between federal, state and foreign taxes. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024 . The Company adopted ASU No. 2023-09 during the year ended December 31, 2025. Adoption of this ASU has not had a material impact on the Company’s disclosures.

Accounting Standards Not Yet Adopted

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2025 and 2024:

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$52,071	$-	$-
Total assets	52,071	-	-
Liabilities
Due to related party	-	474,271	-
Mortgages payable, related party	-	1,017,094	-
Mortgages payable, net of$354,996 debt discounts	-	22,539,161	-
Dividends payable	-	231,449	-
Convertible preferred stock payable	-		520,400
Total liabilities	-	24,261,975	520,400
Net asset (liabilities)	$52,071	$(24,261,975)	$(520,400)

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$9,799	$-	$-
Total assets	9,799	-	-
Liabilities
Due to related party	-	474,271	-
Mortgages payable, related parties	-	599,594	-
Mortgages payable, net of $332,549 of debt discounts	-	20,211,798	-
Dividends payable	-	205,483	-
Preferred shares payable	-	-	520,400
Total liabilities	-	21,491,146	520,400
	$9,799	$(21,491,146)	$(520,400)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2025 and 2024.

Note 5 – Investments at Cost

In January and February 2025, the Company received an aggregate total of 2,400,000 shares of common stock in the Gula Entities for services provided. In addition, on February 28, 2025, the Company received 73,098 shares of preferred stock in Gula World Inc., which includes a 6% dividend to be paid quarterly.

Note 6 - Investments in Real Estate

The change in the real estate property investments for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024

Balance, beginning of the year	$21,873,855	$17,258,999
Acquisitions:	2,335,000	4,089,000
	24,208,855	21,347,999
Capital improvements	419,149	525,856
Balance, end of the year	$24,628,004	$21,873,855

The change in the accumulated depreciation for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
Balance, beginning of the year	$953,132	$738,126
Depreciation charge for the period	271,681	215,006
Balance, end of the year	$1,224,813	$953,132

The Company’s real estate investments as of December 31, 2025 is summarized as follows:

	Initial Cost

Property	Land	Building	Capital Improvement	Accumulated Depreciation	Encumbrances	Un Amortized Debt Discounts	Security Deposits
3711 S. Western Ave.	508,571	383,716	30,244	148,967	643,585	-	16,150
2115 Portland Street	753,840	188,460	16,863	39,223	979,915	24,033	8,000
4505 Orchard Ave.	506,250	145,776	166,083	42,018	614,287	8,166	6,500
3791 S Normandie	480,000	160,000	7,260	24,280	736,849	22,077	5,750
2029 West 41st Place	540,000	180,000	169,579	48,498	820,000	-	2,333
1267 West 38th Street	420,210	180,090	20,053	50,437	574,491	11,907	8,400
1618 West 38th Street	508,298	127,074	14,732	28,031	637,598	3,778	5,000
4016 Dalton Ave.	424,005	106,001	53,690	30,263	578,201	21,126	4,675
1650 S Rimpau	108,954	541,046	46,222	12,786	767,468	5,526	6,500
1434 W. 22nd Street	430,016	209,984	133,103	5,607	677,184	24,260	6,500
1460 Exposition Blvd	480,168	39,832	29,271	592	468,00	8,954
417 W 52nd Place	322,346	202,654	63,464	3,133	472,500	6,723	5,000
1981 Estrella Ave.	651,659	162,915	72,501	45,549	850,656	16,733	8,000
3912 South Hill St.	483,750	161,250	144,475	53,383	633,307	8,025	8,500
1557 West 29th St.	496,609	146,891	24,286	40,749	569,893	10,808	2,900
3408 S. Budlong Ave.	499,200	124,800	55,299	31,171	694,640	7,702	7,500
3777 Ruthelen St.	559,200	139,800	24,857	24,109	674,135	8,770	5,750
1733 W. 37th Place	472,875	157,625	12,166	21,553	685,117	6,947	5,000
1457 W. 35th St.	568,000	142,000	43,531	9,100	829,615	10,590	-
1460 N Eastern Ave	183,180	486,820	63,463	27,368	962,446	7,751	7,960
4700 S Budlong Ave	381,565	267,435	191,874	25,167	920,281	11,251	8,000
1659 Roosevelt Ave.	665,050	94,950	1,045	4,264	770,000	11,504	5,200
802 E. 25th Street	485,580	164,420	188,163	15,329	662,961	11,403	7,750
1100 West 48th Str	464,110	185,890	129,617	11,419	681,353	9,782	-
3910 Walton Ave.	318,098	191,902	96,700	65,444	725,922	10,615	11,000
3910 Wisconsin Street	337,500	150,000	88,833	56,920	655,736	22,740	6,750
4021 Halldale Ave.	487,500	162,500	45,188	27,461	736,295	16,083	7,000
717 W. 42nd Place	376,800	94,200	-	29,478	695,927	3,603	-
3906 Denker Street	428,000	107,000	60,210	30,968	622,290	2,121	6,500
4009 S. Brighton Ave.	442,700	158,300	170,983	43,820	682,996	10,186
4517 Orchard Ave	453,750	151,250	94,268	34,464	614,124	7,111	5,000
2909 S. Catalina Street	565,839	344,856	16,181	128,989	599,594	-	7,650
3908 Denker Ave.	534,400	158,300	63,040	35,710	598,749	15,927	7,200
1284 West 38th	551,250	183,750	-	28,563	800,136	8,794	5,100
Total	15,889,273	6,401,487	2,337,244	1,224,813	23,636,251	354,996	197,568

Real estate acquisitions

2025 acquisitions

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

On August 14, 2025, the Company, through its subsidiary, Elata Investments, LLC, closed on the acquisition of the real property located at 417 W 52nd Place in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $525,000. The Elata purchase is subject to one loan as follows: (1) $472,500 first position note owing by Elata to Center Street Lending VIII SPE, LLC (“Center Street”), bearing interest on unpaid principal at the rate of 9.990% per annum. Interest only payable in monthly installments of $3,933.56 or more commenced on October 1, 2025 and continue until August 8, 2026, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On September 24, 2025, the Company, through its subsidiary, Elata Investments, LLC, closed on the acquisition of the real property located at 1460 Exposition Blvd. in Los Angeles. The property was vacant at the time of purchase. The acquisition was for $520,000. The Elata purchase is subject to one loan as follows: (1) $468,000 first position note owing by Elata to Center Street Lending VIII SPE, LLC (“Center Street”), bearing interest on unpaid principal at the rate of 9.990% per annum. Interest only payable in monthly installments of $3,896.10 or more commenced on November 1, 2025 and continue until September 17, 2026, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

Note 7 – Security Deposits

Security deposits included the following as of December 31, 2025 and 2024, respectively:

	December 31,	December 31,
	2025	2024
Security deposits on office lease	$6,600	$6,600

Note 8 – Due to Related Party

As of December 31, 2025 and 2024, the Company owed Jacaranda Investments, Inc., $474,271. These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded imputed interest charges of $60,420 and $82,385, which was credited to additional paid-in capital for the years ended December 31, 2025 and 2024, respectively.

Note 9 – Mortgages Payable, Related Parties

The Company’s mortgages payable to related parties are as follows:

	Principal balance
	December 31,	December 31,	Stated	Maturity
	2025	2024	Interest Rate	Date
2909 South Catalina Street	599,594	599,594	6%	April 20, 2029
1434 W. 22nd Street	167,500	-	8%	December 31, 2029
1650 S. Rimpau Ave	250,000	-	8%	December 31, 2029
	1,017,094	599,594

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

On May 7, 2025, Jacaranda3 Investments, Inc., loaned the Company $250,000 via a Promissory Note, as part of the purchase of 1650 S. Rimpau Blvd, Los Angeles, CA. This loan is considered a related party loan due to Jacaranda3 Investments, Inc. being owned by David Behrend, our President. This is an interest only note with principal due on December 31, 2029.

On June 1, 2025, Jacaranda3 Investments, Inc., loaned the Company $167,500 via a Promissory Note, as part of the purchase of 1434 W. 22nd Street, Los Angeles, CA. This loan is considered a related party loan due to Jacaranda3 Investments, Inc. being owned by David Behrend, our President. This is an interest only note with principal due on December 31, 2029.

Note 10 – Mortgages Payable

The Company’s mortgages are summarized as follows:

	Principal Balance
	December 31,		Stated	Maturity
	2025	2024	Interest Rate	Date
3711 South Western Avenue	643,585	643,584	5.000%	December 1, 2029
2115 Portland Street	979,915	989,827	7.250%	July 1, 2054
4505 Orchard Avenue	614,287	626,052	4.625%	March 1, 2052
3791 S. Normandie Avenue
-First Note	586,849	596,965	5.225%	April 1, 2052
-Second Note	150,000	150,000	5.000%	March 1, 2029
2029 W. 41st Place	820,000	820,000	6.000%	December 31, 2029
1267 West 38th Street	574,491	585,439	4.975%	June 1, 2051
1618 West 38th Street	637,598	620,003	6.350%	August 1, 2055
4016 Dalton Avenue	578,201	589,219	4.975%	June 1, 2051
1981 Estrella Ave	850,656	867,715	5.225%	June 1, 2051
3921 S. Hill Street
-First Note	481,307	488,947	6.425%	December 1, 2050
-Second Note	152,000	152,000	6.425%	November 1, 2026
1557 West 29th Street	569,893	582,213	4.975%	June 1, 2051
1650 S Rimpau Blvd	517,468	-	7.125%	June 1, 2055
1434 W 22nd Street	509,684	-	7.5%	June 1, 2055
417 W 52nd	472,500	-	9.990%	August 8, 2026
1460 Exposition Blvd	468,000	-	9.990%	September 17, 2026
3408 S. Budlong Street
-First Note	574,640	586,874	4.875%	December 1, 2051
-Second Note	120,000	120,000	5.000%	November 1, 2029
3777 Ruthelen Street	674,135	687,052	4.625%	March 1, 2052
1733 W. 37th Place
-First Note	585,117	591,189	7.225%	April 1, 2052
-Second Note	100,000	100,000	6.000%	March 31, 2029
1457 W. 35th Street
-First Note	714,615	599,750	7.050%	March 1, 2055
-Second Note	115,000	205,000	6.000%	June 30,2029
1460 N. Eastern Avenue
-First Note	657,446	578,000	7.450%	April 1, 2055
-Second Note	305,000	305,000	6.000%	June 30, 2029
4700 S. Budlong Avenue
-First Note	720,781	728,000	7.125%	December 1, 2054
-Second Note	199,500	199,500	6.000%	March 31, 2029
1659 Roosevelt Avenue
-First Note	570,000	570,000	6.900%	September 1, 2054
-Second Note	200,000	200,000	6.000%	December 31, 2029
802 E. 25th Street
-First Note	512,961	518,639	6.710%	September 1, 2054
-Second Note	150,000	150,000	6.000%	December 31, 2029
1100 W. 48th Street
-First Note	481,353	487,042	6.300%	November 1, 2054
-Second Note	200,000	200,000	6.000%	December 31, 2029
3910 Walton Avenue	725,922	734,051	6.650%	September 1, 2054
3910 Wisconsin Street	655,736	668,468	5.225%	March 1, 2052
4021 Halldale Avenue	736,295	746,011	6.575%	October 1, 2052
717 West 42nd Place
-First Note	560,959	333,867	6.85%	November 1, 2048
-Second Note	134,968	134,968	6.850%	April 30, 2029
3906 Denker Avenue	622,290	573,765	6.475%	September 1, 2055
4009 Brighton Avenue	682,996	695,844	4.875%	November 1, 2051
4517 Orchard Avenue
-First Note	456,124	464,047	5.225%	April 1, 2052
-Second Note	158,000	158,000	5.000%	March 1, 2029
3908 Denker Avenue	598,749	609,772	4.975%	December 1, 2051
1284 W. 38th Street
-First Note	612,136	624,544	4.625%	March 1, 2052
-Second Note	188,000	188,000	5.250%	June 30, 2029
Hubilu general loan	275,000	75,000	6.00%	December 1, 2029
Total mortgages payable	22,894,157	20,544,347
Less: unamortized debt discounts	354,996	332,549
Mortgages payable, net of discounts	22,539,161	20,211,798
Less: current maturities	1,326,091	1,700,440
Mortgages payable, long-term portion	21,213,070	18,511,358

In addition to mortgages incurred pursuant to property acquisitions during the year ended December 31, 2025, as disclosed in Note 6, the Company refinanced the following debts:

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

The Company realized a $26,716 and $73,802 loss on early extinguishment of debt related to refinancing notes payable during the year ended December 31, 2025 and 2024, respectively

The Company recognized $1,416,040 and $1,127,145 of interest expense on notes payable for the twelve months ended December 31, 2025 and 2024, respectively.

Accrued interest payable increased to $257,229 at December 31, 2025, from $87,366 at December 31, 2024.

Scheduled repayments on mortgages payable, including paying off interest only loans and mortgages due are as follows:

Year ending December 31,
2026	$1,360,084
2027	283,313
2028	299,996
2029	4,076,744
2030	336,462
Thereafter	16,537,558
Total	22,894,157
Debt discounts	(354,996)
$22,539,161

Note 11 – Series 1 Convertible Preferred Shares

The Company has authorized and designated 2,000,000 shares of Series 1 convertible preferred stock (the “Preferred Stock”). At December 31, 2025, there was 520,400 shares of Series 1 convertible preferred stock issued and outstanding.

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

The Preferred Stock matures on September 30, 2029.

The predominant settlement obligation of the Series 1 Convertible Preferred shares was considered to be the issuance of a variable number of shares to settle a fixed monetary amount. Thus, these shares are scoped into the guidance of ASC 480-10 and are accounted for as a liability as at December 31, 2025 and 2024.

	Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2023	520,400	$520,400	$179,463	$699,863
Dividends accrued	-	-	26,020	26,020
Shares issued	-	-	-	-

Balance, December 31, 2024	520,400	520,400	205,483	$725,883
Dividends accrued	-	-	25,966	25,966
Shares issued	-	-	-	-
Balance, December 31, 2025	520,400	$520,400	$231,449	$751,849

Note 12 – Income Taxes

The Company did not record a provision for income taxes for the years ended December 2025 and 2024 and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2025, the Company had approximately $3,110,000 of federal net operating losses. The net operating loss carryforwards (“NOL”), if not utilized, will begin to expire in 2042. Federal NOLs do not expire, but are subject to 80% income limitation on use; state and local laws may vary by jurisdiction. Net deferred tax assets are mainly comprised of temporary differences between financial statement carrying amount and tax basis of assets and liabilities.

The provision (benefit) for income taxes for the period from inception through December 31, 2025 were assuming a 21% effective tax rate.

Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2025		December 31, 2024

Net operating loss carry-forwards		$653,100	$498,540
Valuation allowance		(653,100)	(498,540)
	$		$-

The Company has incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2025.

In addition, the Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits at December 31, 2025 and 2024. The Company’s federal and state income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and as such the Company’s federal and state income tax returns remain open to examination.

Note 13 - Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 100,000,000 shares of $0.001 par value common stock. As of December 31, 2025, a total of 26,237,125 shares of common stock had been issued. Each holder of common stock is entitled to one vote for each share of common stock held.

No common stock was issued during the years ended December 31, 2025 and 2024.

Note 14 - Commitment And Contingencies

Office Lease

During the year ended December 31, 2020, the Company released half of our office space back to the landlord on a month-to-month at our office in Beverly Hills, CA. The monthly rent reduced to $1,300 as of June 1, 2020. Our current rent amount is $1,395. We paid $17,371 and $16,740 of rent for the years ended December 31, 2025 and 2024, respectively.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operation.

Note 15 – Segment Reporting

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

As of December 31, 2025, the Company’s total real estate, net of accumulated depreciation, was $23,403,191. All of the Company’s properties are located in Los Angeles, CA. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024

Rental revenue	$2,203,976	$2,232,412
Depreciation	$271,681	$215,006
Other operating expenses	$1,001,340	$894,291
Net operating income	$930,955	$1,123,115
Interest expense	$1,476,460	$1,209,530
Other expenses	5,937	99,822
	$551,442	$186,237

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

Note 16 – Subsequent Events

Property Refinances

On January 27, 2026, the first note for 1460 Exposition Blvd. was refinanced for $496,000 with Investor Mortgage Finance, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 6.065% per annum. Principal and interest payable in monthly installments of $2,994.53 or more starting on March 1, 2026, and continuing until the 1st day of February 2056, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On January 30, 2026, the first note for 417 W. 52nd Place was refinanced for $538,000 with Investor Mortgage Finance, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 6.115% per annum. Principal and interest payable in monthly installments of $3,265.47 or more starting on March 1, 2026, and continuing until the 1st day of February 2056, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On March 11, 2026, the first and second notes for 3912 S. Hill Street were refinanced for $839,000 with Investor Mortgage Finance, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 6% per annum. Principal and interest payable in monthly installments of $5,030.23 or more starting on May 1, 2026, and continuing until the 1st day of April 2056, at which time the entire principal balance together with interest due thereon, shall become due and payable.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2025 were not effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report and to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2025. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

Plan for Remediation of Material Weaknesses:

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate this deficiency as resources to do so become available. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2025 assessment of the effectiveness of our internal control over financial reporting.

Such remediation would entail enhancing the training and oversight of the accounting personnel responsible for non-routine transactions involving complex accounting matters and engaging the services of an independent consultant with sufficient expertise in income tax and complex US GAAP matters to assist us in the preparation of our financial statements.

Changes in internal controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officers and director is set forth below:

Name	Age	Position
David Behrend	58	Chairman, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer

Tracy Black-Van Wier	51	Secretary and Vice President, Investor Relations

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

Possible Potential Conflicts

The OTCID on which we have our shares of common stock quoted on does not currently have any director independence requirements.

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

Delinquent Section 16(a) Reports

The were no persons who, at any time during the fiscal year ended December 31, 2025, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table shows, for the year ended December 31, 2025 and 2024, compensation awarded to or paid to, or earned by, our Chief Executive Officer and other officers (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
David Behrend CEO,	2025	-	-	-	-	-	-	-	-
President, CFO and Director	2024	-	-	-	-	-	-	-	-

Tracy Black Van Wier,	2025	68,975	-	-	-	-	-	-	68,975
Secretary & Vice President of Investor Relations	2024	87,500	-	-	-	-	-	-	87,500

We have no formal employment arrangement with Mr. Behrend. Mr. Behrend has not, and does not receive any compensation. Mr. Behrend’s compensation amounts will be formalized if his annual compensation ever exceeds $50,000.

Grants of Plan-Based Awards Table

We currently do not have any equity compensation plans. Except as set forth above none of our named executive officers received any grants of stock, option awards or other plan-based awards for the years ended December 31, 2025 and 2024.

Outstanding Equity Awards at Fiscal Year-End Table

None. We do not have any equity award compensation plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 30, 2026, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. There are not any pending or anticipated arrangements that may cause a change in control. The address of each of our directors and executive officers named in the table is c/o Hubilu, Inc., 205 South Beverly Drive, Suite 205, Beverly Hills, California 90212:

	Common Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)
Officers and Directors:
David Behrend, Chairman and CEO(3)	25,000,000	95.3%
Tracy Black-Van Wier, Secretary & Vice President of Investor Relations(4)	151,625	0.6%
Directors and Officers as a Group (2 persons)	25,151,625	95.9%
5% or Greater Shareholders
David Behrend, Chairman and CEO(3)	25,000,000	95.3%

*	less than 1%
(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person.

(2)	Percentage of beneficial ownership is based upon 26,237,125 shares of common stock. For each named person, this percentage includes common stock that the person has the right to acquire either currently or within 60 days of April 8, 2026, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Includes 25,000,000 shares held in the name of Jacaranda3 Investments, Inc., which is an entity in which David Behrend is the beneficial owner. Since he will continue to control us, investors in our common or preferred offering will be unable to change the course of our operations. Thus, our shares lack the value normally attributable to voting rights. This could result in a reduction in value of the shares you own because of their ineffective voting power.

(4)	Includes 75,000 shares held in the name of T.E.J. Freedom 48, which is an entity in which Tracy Black-Van Wier is the beneficial owner.

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

Item 14. Principal Accountant Fees and Services.

M&K CPAS, PLLC (“M&K”) was the Company’s independent registered public accounting firm for the years ended December 31, 2025 and 2024.

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

	Years Ended December 31,
	2025	2024

Audit Fees(1)	$53,000	$51,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$53,000	$51,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Description of Document
3.1	Certificate of Incorporation (incorporate by reference to Exhibit 3.1 of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.2	Certificate of Correction of Certificate of Incorporation (incorporate by reference to Exhibit 3.1a of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.3	Bylaws (incorporate by reference to Exhibit 3.2 of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.4	Form of Stock Certificate (incorporated by reference to Exhibit 3.3 of Form 8-A12G filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 21, 2016)
4.1	Certificate of Designations of 5% Voting, Cumulative Convertible Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 21, 2016)
4.2	Certificate of Designations of 5% Voting, Cumulative Convertible Series 1 Preferred Stock (incorporated by reference to Exhibit 4.2 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 21, 2016)
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 of Form 10-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 16, 2024)
10.1	Purchase Contract, dated as of August 18, 2016, among Hubilu Venture Corporation and Zinnia Investments, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 14, 2017)
10.2	Purchase Contract, dated as of September 26, 2016, among Hubilu Venture Corporation and Akebia Investments, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 14, 2017)
10.3	Purchase Contract, dated as of May 30, 2018, among Hubilu Venture Corporation and Sunza Investments, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 24, 2019)
10.4	Purchase Contract, dated as of September 25, 2018, among Hubilu Venture Corporation and Sunza Investments, LLC and Jose Alfaro and Claudia Novoa (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 24, 2019)
10.5	Purchase Contract, dated as of October 19, 2018, among Hubilu Venture Corporation and Lantana Investments, LLC (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 24, 2019)
10.6	Purchase Contract, dated as of December 31, 2018, among Hubilu Venture Corporation and Lantana Investments, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on September 5, 2019)
10.7	Purchase Contract, dated as of July 16, 2019, among Hubilu Venture Corporation and Elata Investments, LLC (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on September 5, 2019)
10.8	Buyer’s Final Settlement Statement, dated as of December 13, 2019 between Elata Investments, LLC and Ava Gillett (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 16, 2020)
10.9	Buyer’s Final Settlement Statement, dated as of December 30, 2019 between Elata Investments, LLC and Raul Oseguera (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 16, 2020)
10.10	Buyer’s Final Settlement Statement, dated as of December 31, 2019 between Kapok Investments, LLC and Adlon Investments, LLC (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 16, 2020)
10.11	Buyer’s Final Settlement Statement, dated as of December 31, 2019 between Trilosa Investments, LLC and Hubilu Venture Corporation (incorporated by reference to Exhibit 10.4 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 16, 2020)
10.12	Buyer’s Final Settlement Statement, dated as of December 31, 2019 between Boabab Investments, LLC and Hubilu Venture Corporation (incorporated by reference to Exhibit 10.5 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on January 16, 2020)
10.13	Purchase Contract, dated as of June 8, 2021 among Sunza Investments, LLC and Derek Morris, TTEE (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 20, 2021)

10.14	Purchase Contract, dated as of April 17, 2021 among Zinnia Investments, LLC and Mi Ra Ko and Irene Min Choi (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 20, 2021)
10.15	Purchase Contract, dated as of June 28, 2021 among Zinnia Investments, LLC and Joo Young and Ku Kang (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 20, 2021)
10.16	Purchase Contract, dated as of July 21,2021 among Lantana Investments, LLC and Evalyn E. Forster and Avrumie Schnitzer (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on February 9, 2022)
10.17	Disclosure regarding real estate agency relationship (incorporated by reference to Exhibit 10.1a of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on February 9, 2022)
10.18	Purchase Contract, dated as of August 17, 2021 among Boabab Investments, LLC and Letictia Elder (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on February 9, 2022)
10.19	Addendum to Purchase Contract, dated as of August 17, 2021 among Boabab Investments, LLC and Letictia Elder (incorporated by reference to Exhibit 10.2a of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on February 9, 2022)
10.20	Purchase Contract, dated as of November 11, 2021 among Boabab Investments, LLC and Gertrude M. Williams and GM Williams Living Trust (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on February 9, 2022)
10.21	Purchase Contract, dated as of December 6, 2021 among Boabab Investments, LLC and Magnum Property Investments, LLC (incorporated by reference to Exhibit 10.4 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on February 9, 2022)
10.22	Purchase Contract, dated as of January 4, 2021 among Trilosa Investments, LLC and Blackwell Nadine H O Trust (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on March 4, 2022)
10.23	Purchase Contract, dated as of February 2, 2022 among Mopane Investments, LLC and Omari Mack (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on March 28, 2022)
10.24	Promissory Note, dated as of February 27, 2024, among Hubilu Venture Corporation and Belladonna Lily Investments, Inc. (Incorporated by reference to Exhibit 10.1 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 15, 2024)
10.25	Fixed Rate Note, dated as of March 16, 2024, among Hubilu Venture Corporation and Investor Mortgage Finance LLC (Incorporated by reference to Exhibit 10.2 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 15, 2024)
10.26	Promissory Note, dated as of April 15, 2024, among Mopane Investments, LLC and Center Street Lending VIII SPE, LLC (Incorporated by reference to Exhibit 10.3 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 19, 2024)
10.27	Promissory Note Secured by Deed of Trust, dated as of April 22, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc. (Incorporated by reference to Exhibit 10.4 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 19, 2024)
10.28	Secured Note, dated as of June 20, 2024, among Mopane Investments, LLC and Churchill Funding I LLC (Incorporated by reference to Exhibit 10.5 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 19, 2024)
10.29	Construction Loan, dated as of June 25, 2024, among Mopane Investments, LLC and LendingOne, LLC (Incorporated by reference to Exhibit 10.6 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 19, 2024)
10.30	Promissory Note Secured by Deed of Trust, dated as of June 17, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc. (Incorporated by reference to Exhibit 10.7 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 19, 2024)
10.31	Promissory Note, dated as of June 12, 2024, among Boabab Investments, LLC and Ameritrust Mortgage Corporation (Incorporated by reference to Exhibit 10.8 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on August 19, 2024)
10.32	Commercial Promissory Note Secured by Deed of Trust, dated as of August 16, 2024, among Mopane Investments, LLC and LendingOne, LLC (Incorporated by reference to Exhibit 10.09 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 19, 2024)
10.33	Promissory Note Secured by Deed of Trust, dated as of July 17, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc. (Incorporated by reference to Exhibit 10.10 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 19, 2024)
10.34	Unsecured Promissory Note, dated as of August 19, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc. (Incorporated by reference to Exhibit 10.11 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 19, 2024)

10.35	Commercial Promissory Note Secured by Deed of Trust, dated as of August 29, 2024, among Mopane Investments, LLC and LendingOne, LLC (Incorporated by reference to Exhibit 10.12 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 19, 2024)
10.36	Promissory Note Secured by Deed of Trust, dated as of August 1, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc. (Incorporated by reference to Exhibit 10.13 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 19, 2024)
10.37	Fixed/Adjustable Rate Promissory Note Secured by Deed of Trust, dated as of August 20, 2024, among Sunza Investments, LLC and Investor Mortgage Finance LLC (Incorporated by reference to Exhibit 10.14 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 19, 2024)
10.38	Short Form Equity Stake & Investment Agreement, dated as of July 2, 2024, among Hubilu Venture Corporation and Gula World, Gula Health Inc, and Gaya Ventures Inc, collectively (Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on July 8, 2024)
10.39*	Amended Promissory Note Secured by Deed of Trust, dated as of October 1, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc.
10.40*	Promissory Note Secured by Deed of Trust, dated as of October 8, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc.
10.41*	Promissory Note Secured by Deed of Trust, dated as of October 23, 2024, among Mopane Investments, LLC and Investor Mortgage Finance, LLC
10.42*	Promissory Note Secured by Deed of Trust, dated as of November 20, 2024, among Mopane Investments, LLC and Investor Mortgage Finance, LLC
10.43*	Amended Promissory Note Secured by Deed of Trust, dated as of November 25, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc.
10.44*	Amended Promissory Note Secured by Deed of Trust, dated as of December 10, 2024, among Mopane Investments, LLC and Belladonna Lily Investments, Inc.
10.45*	Fixed Rate Note Secured by Deed of Trust, dated as of February 5, 2025, among Mopane Investments LLC and Investor Mortgage Finance LLC
10.46*	Commercial Promissory Note Secured by Deed of Trust, dated March 5, 2025, among Mopane Investments LLC and LendingOne LLC.
10.47*	Purchase Contract dated March 31, 2025, among Elata Investments LLC and Nadine Heustis N’Diaye, Ronald Jason Heustis
10.48*	Purchase Contract dated May 3, 2025, among Elata Investments, LLC and Journey Investments INC
10.49*	Fixed Rate Adjustable Note Secured by Deed of Trust, dated May 7, 2025, among Elata Investments LLC and Investor Mortgage Finance LLC
10.50*	Unsecured Promissory Note dated May 8, 2025, among Elata Investments LLC and Jacaranda3 Investments INC
10.51*	Fixed Rate Note Secured by Deed of Trust dated May 25, 2025, among Elata Investments LLC and Vontive INC
10.52*	Unsecured Promissory Note dated June 1, 2025, among Elata Investments LLC and Jacaranda3 Investments INC
10.53*	Purchase Contract dated July 22, 2025, among Elata Investments LLC and Estate of Louise Hill, Darrnell Gant, Admistrator
10.54*	Fixed Rate Adjustable Note Secured by Deed of Trust, dated July 30, 2025, among Elata Investments LLC and Investor Mortgage Finance LLC
10.55*	Fixed Rate Adjustable Note Secured by Deed of Trust, dated August 4, 2025, among Trilosa Investments LLC and Investor Mortgage Finance LLC
10.56*	Fixed Rate Adjustable Note Secured by Deed of Trust, dated August 4, 2025, among Trilosa Investments LLC and Investor Mortgage Finance LLC
10.57*	Promissory Note Secured by Deed of Trust dated August 8, 2025, among Elata Investments LLC and Center Street Lending VIII SPE LLC
10.58*	Purchase Contract dated August 30, 2025, among Elata Investments, LLC and Morales Family Trust
10.59*	Promissory Note Secured by Deed of Trust dated September 17, 2025, among Elata Investments LLC and Center Street Lending VIII SPE LLC
14.1	Code of Ethics (incorporate by reference to Exhibit 14.1 of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
21.1	Subsidiaries of Hubilu Venture Corporation (9) (incorporated by reference to Exhibit 21.1 of Form 10-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 16, 2024)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.

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

Dated: April 8, 2026

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer) and Director

Dated: April 8, 2026

