Form 10-Q
period 2026-03-31
Hubilu Venture Corp
filed 2026-05-26
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2026 the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 26,237,125.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS

Current assets:
Cash	151,782	52,071
Accounts receivable	68,462	64,178
Prepaid Expenses	-	8,330
Total current assets	220,244	124,579

Real estate:
Land	15,889,273	15,889,273
Building and capital improvements	8,754,088	8,738,731
Less: accumulated depreciation	(1,298,305)	(1,224,813)
Total real estate, net	23,345,056	23,403,191

Security deposits	6,600	6,600

Total assets	23,571,900	23,534,370

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	8,513	34,655
Advanced rents received	19,019	40,189
Accrued interest	300,901	257,229
Security deposits payable	186,328	197,568
Due to related party, current maturities	474,271	474,271
Mortgages payable, net of debt discounts, current maturities	419,061	1,326,091
Dividends payable	237,865	231,449
Total current liabilities	1,645,958	2,561,452

Mortgages payable, related party	997,094	1,017,094
Mortgages payable, net of debt discounts	22,343,373	21,213,070
Convertible preferred stock payable	520,400	520,400

Total liabilities	25,506,825	25,312,016

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,237,125 shares issued and outstanding	26,237	26,237
Additional paid-in capital	1,069,597	1,054,699
Accumulated deficit	(3,030,759)	(2,858,582)
Total stockholders’ equity (deficit)	(1,934,925)	(1,777,646)

Total liabilities and stockholders’ equity (deficit)	23,571,900	23,534,370

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Rental revenue	593,738	383,512

Operating expenses:
General and administrative	50,526	59,273
Salaries and benefits	16,500	15,600
Utilities	15,218	9,276
Professional fees	25,783	35,224
Property taxes	73,888	46,600
Repairs and maintenance	88,087	107,992
Depreciation	73,492	61,745
Total operating expenses	343,494	335,710

Net operating income	250,244	47,802

Other income (expense):
Consulting Income	-
Interest income	-	107
Interest expense	(396,003)	(353,842)
Dividends expense	(6,416)	(6,398)
Gain/(Loss) on early extinguishment of debt	(20,002)	(10,229)
Other Income	-
Total other income (expense)	(422,421)	(370,362)

Net Income/(loss)	(172,177)	(322,560)

Weighted average common shares outstanding - basic and diluted	26,237,125	26,237,125
Net loss per common share - basic and diluted	(0.01)	(0.01)

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended March 31, 2026
					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2025	$26,237,125	$26,237	$1,054,699	$(2,858,582)	$(1,777,646)

Imputed interest	-	-	14,898		14,898

Net Income/(loss)	-	-		(172,177)	(172,177)

Balance, March 31, 2026	26,237,125	$26,237	$1,069,597	$(3,030,759)	$(1,934,925)

For the Three Months Ended March 31, 2025
					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2024	26,237,125	$26,237	$994,279	$(2,307,140)	$(1,286,624)

Imputed interest	-	-	21,973		21,973

Net Income/(loss)	-	-		(322,560)	(322,560)

Balance, March 31, 2025	26,237,125	$26,237	$1,016,252	$(2,629,700)	$(1,587,211)

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(172,177)	(322,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73,492	61,745
Imputed interest	14,898	21,973
Cumulative preferred stock dividends payable	6,416	6,398
Impairment of Investment in Securities
Amortization of debt discounts	8,136	11,804
Loss on early extinguishment of debt	20,002	10,229
Decrease (increase) in current assets:
Accounts receivable	(4,284)	(29,083)
Prepaid expenses	8,330
Security deposits	-	-
Increase (decrease) in current liabilities:
Accounts payable	(26,142)	35,490
Advanced rents received	(21,170)	12,323
Accrued expenses	43,672	7,142
Security deposits payable	(11,240)	55,693

Net cash provided by operating activities	(60,067)	(128,846)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(15,357)	(65,538)
Purchase of investment at Cost
Net cash used in investing activities	(15,357)	(65,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from mortgages payable	263,089	294,416
Repayments on mortgages payable	(87,954)	(56,169)
Net cash provided by (used in) financing activities	175,135	238,247

NET CHANGE IN CASH	99,711	43,863
CASH AT BEGINNING OF PERIOD	52,071	9,799
CASH AT END OF PERIOD	151,782	53,662

SUPPLEMENTAL INFORMATION:
Interest paid	321,727	312,923
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

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at March 31, 2026:

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

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of March 31, 2026 there were 30,636,970 potentially dilutive shares outstanding. For the three months ended March 31, 2026 and 2025, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, as of March 31, 2026, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $3,030,759 with negative working capital of $1,425,714 and cash on hand of $151,782, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively working to increase occupancy rates to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute to achieving profitability. There can be no assurance that we will be successful in achieving these objectives.

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

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements at March 31, 2026
	Level 1	Level 2	Level 3
Assets
Cash	$151,782	$-	$-
Total assets	151,782	-	-
Liabilities
Due to related party	-	474,271	-
Mortgages payable, related party	-	997,094	-
Mortgages payable, net of $364,951 of debt discounts	-	22,762,434	-
Dividends payable	-	237,865	-
Convertible preferred stock payable	-	-	520,400
Total liabilities	-	24,471,664	520,400
	$151,782	$(24,471,664)	$(520,400)

	Fair Value Measurements at December 31, 2025
	Level 1		Level 2	Level 3
Assets
Cash		$52,071	$-	$-
Total assets		52,071	-	-
Liabilities
Due to related party			474,271	-
Mortgages payable, related party			1,017,094	-
Mortgages payable, net of $354,996 of debt discounts			22,539,161	-
Dividends payable			231,449	-
Convertible preferred stock payable			-	520,400
Total liabilities			24,261,975	520,400
	$		$(24,261,975)	$(520,400)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2026 or the year ended December 31, 2025.

Note 4 - Real Estate

Acquisitions and Dispositions

The Company didn’t acquire, or dispose of any properties during the three months ended March 31, 2026.

Schedule of Real Estate

The Company’s real estate investments consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Land	$15,889,273	$15,889,273
Buildings and capital improvements	8,754,088	8,738,731
	24,643,361	24,628,004
Less: Accumulated depreciation	(1,298,305)	(1,224,813)
Total Real estate, net	$23,345,056	$23,403,191

Depreciation and amortization expense totaled $73,492 and $61,745, for the three months ended March 31, 2026 and 2025, respectively.

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

Summary of Changes in Real Estate Investments

The change in the real estate investments is as follows for the three months ended March 31, 2026 and the year ended December 31, 2025:

	Three months ended	Year ended
	March 31, 2026	December 31, 2025

Balance, prior period	$24,628,004	$21,873,855
Acquisitions:	-	2,335,000
Real estate investment property, at cost	24,628,004	24,208,855
Capital improvements	15,357	419,149
Balance, end of period	$24,643,361	$24,628,004

Note 5 – Security Deposits

Security deposits consisted of the $6,600 deposit on the Company’s office lease as of March 31, 2026 and December 31, 2025.

Note 6 – Due to Related Party

As of March 31, 2026 and December 31, 2025, Jacaranda Investments, Inc., had provided total advances of $474,271. These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded imputed interest charges of $14,898 and $21,973 for the three months ended March 31, 2026 and 2025, respectively, which was credited to additional paid-in capital.

Note 7 – Mortgages Payable, Related Party

The Company’s mortgages payable to related parties are as follows:

	Principal balance
	March 31,	December 31,	Stated	Maturity
	2026	2025	Interest Rate	Date
2909 South Catalina Street	$599,594	$599,594	6%	April 20, 2029
1434 W. 22nd Street	$147,500	167,500	8%	December 31, 2029
1650 S. Rimpau Ave	$250,000	250,000	8%	December 31, 2029
	997,094	$1,017,094

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

The Company recognized $16,132 and $8,335 of interest expense on notes payable to related parties for the three months ended March 31, 2026 and 2025, respectively.

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 - Mortgages Payable

Mortgages payable consists of the following at March 31, 2026 and December 31, 2025, respectively:

	Principal Balance		Stated
	March 31, December 31,		Interest Rate	Maturity Date
	2026	2025
3711 South Western Avenue	643,585	643,585	5.000%	December 1, 2029
2115 Portland Street	977,323	979,915	7.250%	July 1,2054
4505 Orchard Avenue	611,260	614,287	4.625%	March 1,2052
3791 S. Normandie Avenue
-First Note	584,237	586,849	5.225%	April, 1 2052
-Second Note	150,000	150,000	5.000%	March 1,2029
2029 W. 41st Place	820,000	820,000	6.000%	December 31, 2029
1267 West 38th Street	571,668	574,491	4.975%	June 1, 2051
1618 West 38th Street	635,764	637,598	6.350%	August 1, 2055
4016 Dalton Avenue	575,360	578,201	4.975%	June 1, 2051
1981 Estrella Ave	846,251	850,656	5.225%	June 1, 2051
3912 S. Hill Street	839,000	633,307	6.000%	April 1, 2056
1557 West 29th Street	566,711	569,893	4.975%	June 1, 2051
1650 S Rimpau Blvd	516,167	517,468	7.125%	June 1, 2055
1434 W 22nd Street	508,493	509,684	7.5%|	June 1, 2055
417 W 52nd Street	537,475	472,500	6.115%	February 1, 2056
1460 Exposition Blvd	495,512	468,000	6.065%	February 1, 2056
3408 S. Budlong Street
-First Note	571,487	574,640	4.875%	December 1, 2051
-Second Note	120,000	120,000	5.000%	November 1, 2029
3777 Ruthelen Street	670,812	674,135	4.625%	March 1, 2052
1733 W. 37th Place
-First Note	583,530	585,117	7.225%	April 1, 2052
-Second Note	100,000	100,000	6.000%	March 31, 2029
1457 W. 35th Street
-First Note	712,756	714,615	7.050%	March 1, 2055
-Second Note	115,000	115,000	6.000%	June 30,2029
1460 N. Eastern Avenue
-First Note	655,873	657,446	7.450%	April, 1, 2055
-Second Note	305,000	305,000	6.000%	June 30, 2029
4700 S. Budlong Avenue
-First Note	718,895	720,781	7.125%	December 1, 2054
-Second Note	199,500	199,500	6.000%	March 31, 2029

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Principal Balance		Stated
	March 31, December 31,		Interest Rate	Maturity Date
	2026	2025
1659 Roosevelt Avenue
-First Note	569,800	570,000	6.900%	September 1, 2054
-Second Note	200,000	200,000	6.000%	December 31, 2029
802 E. 25th Street
-First Note	511,380	512,961	6.710%	September 1, 2054
-Second Note	150,000	150,000	6.000%	December 31, 2029
1100 W. 48th Street
-First Note	479,672	481,353	6.300%	November 1, 2054
-Second Note	200,000	200,000	6.000%	December 31, 2029
3910 Walton Avenue	723,804	725,922	6.650%	September 1, 2054
3910 Wisconsin Street	652,725	655,736	5.225%	March 1, 2052
4021 Halldale Avenue	733,765	736,295	6.575%	October 1, 2052
717 West 42nd Place
-First Note	559,392	560,959	6.850%	November 1, 2048
-Second Note	134,968	134,968	6.850%	April 30, 2029
3906 Denker Avenue	620,555	622,290	6.475%	September 1, 2055
4009 Brighton Avenue	679,686	682,996	4.875%	November 1, 2051
4517 Orchard Avenue
-First Note	454,077	456,124	5.225%	April 1, 2052
-Second Note	158,000	158,000	5.000%	March 1, 2029
3908 Denker Avenue	595,906	598,749	4.975%	December 1, 2051
1284 W. 38th Street
-First Note	608,996	612,136	4.625%	March 1, 2052
-Second Note	188,000	188,000	5.250%	June 30, 2029
Hubilu general loan	275,000	275,000	6.000%	December 1, 2029
Total mortgages payable	23,127,385	22,894,157
Less: unamortized debt discounts	364,951	354,996
Mortgages payable, net of discounts	22,762,434	22,539,161
Less: current maturities	419,061	1,326,091
Mortgages payable, long-term portion	22,343,373	21,213,070

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition to the mortgages incurred on current period property acquisitions disclosed in Note 4, the Company refinanced the following debts:

On January 29, 2026, the first note for 1460 Exposition Blvd. was refinanced for $496,000 with Investor Mortgage Finance, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 6.065% per annum. Principal and interest payable in monthly installments of $2,994.53 or more starting on March 1, 2026, and continuing until the 1st day of February 1, 2056, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On February 2, 2026, the first note for 417 W 52nd Street was refinanced for $538,000 with Investor Mortgage Finance, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 6.115% per annum. Principal and interest payable in monthly installments of $3,285.47 or more starting on March 1, 2026, and continuing until the 1st day of February 1, 2056, at which time the entire principal balance together with interest due thereon, shall become due and payable.

On March 11, 2026, the first and second notes for 3912 S. Hill Street was refinanced for $839,000 with Investor Mortgage Finance, LLC, whose terms of payments due are principal and interest, on unpaid principal at the rate of 6% per annum. Principal and interest payable in monthly installments of $5,030.23 or more starting on May 1, 2026, and continuing until the 1st day of April 1, 2056, at which time the entire principal balance together with interest due thereon, shall become due and payable.

The Company recognized $356,837 and $311,730 of interest expense on notes payable for the three months ended March 31, 2026 and 2025, respectively.

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

No shares of Series A preferred stock have been issued to date. Outstanding Series 1 preferred stock is as follows:

	Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2025	520,400	$520,400	$231,449	$751,849
Dividends accrued	-	-	6,416	6,416
Balance, March 31, 2026	520,400	$520,400	$237,865	$758,265

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

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Changes in Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 100,000,000 shares of $0.001 par value common stock. As of March 31, 2026, a total of 26,237,125 shares of common stock had been issued. Each holder of common stock is entitled to one vote for each share of common stock held.

No shares of common stock were issued during the three months ended, March 31, 2026.

Note 12 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended March 31, 2026, and the year ended December 31, 2025, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2026, the Company had approximately $3,335,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2042.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2026 and December 31, 2025, respectively.

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

As of March 31, 2026, the Company’s total real estate, net of accumulated depreciation, was $23,345,056. All of the Company’s properties are located in Los Angeles, CA. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025

Rental revenue	$593,738	$383,512
Depreciation	$73,492	$61,745
Other operating expenses	$270,002	$273,965
Net operating income	$250,244	$47,802
Interest expense	$396,003	$353,842
Other expenses	26,418	16,520
	$(172,177)	$(322,560)

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

Note 14 - Subsequent Events

On April 1, 2026, Hubilu vacated there office located in Beverly Hills, CA. Their new mailing address is 333 Washington Blvd. #704, Marina Del Rey, CA 90292.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Going Concern Uncertainty

As of March 31, 2026, our balance of cash on hand was $151,782, and we had negative working capital of $1,425,714 and an accumulated deficit of $3,030,759. We expect to incur further losses in the development of its business; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In the event revenues do not materialize at the expected rates, management would seek additional financing and would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2026 and 2025, respectively.

	For the Three Months Ended
	March 31,		Increase/
	2026	2025	(Decrease)

Rental revenue	593,738	383,512	210,226

Operating expenses:
General and administrative	50,526	59,273	(8,747)
Salaries and benefits	16,500	15,600	900
Utilities	15,218	9,276	5,942
Professional fees	25,783	35,224	(9,441)
Property taxes	73,888	46,600	27,288
Repairs and maintenance	88,087	107,992	(19,905)
Depreciation	73,492	61,745	11,747
Total operating expenses	343,494	335,710	7,784

Net operating income	250,244	47,802	202,442

Other income (expense):
Consulting Income	-		-
Interest income	-	107	(107)
Interest expense	(396,003)	(353,842)	(42,161)
Dividends expense	(6,416)	(6,398)	(18)
Gain/(Loss) on early extinguishment of debt	(20,002)	(10,229)	(9,773)
Other Income	-		-
Total other income (expense)	(422,421)	(370,362)	(52,059)
			-
Net Income/(loss)	(172,177)	(322,560)	150,383

Revenues

Our revenues increased to $593,738 for the three months ended March 31, 2026, compared to $383,512 for the three months ended March 31, 2025, an increase of $210,226, or 55%.. The increase is due to having less vacancies this quarter.

General and Administrative

General and administrative expenses for the three months ended March 31, 2026 was $50,526, compared to $59,273 for the three months ended March 31, 2025, a decrease of $8,747, or 15%. General and administrative expenses decreased primarily due to less administration needs.

Salaries and Benefits

Salaries and benefits expenses for the three months ended March 31, 2026 was $16,500, compared to $15,600 for the three months ended March 31, 2025, an increase of $900, or 6%. Salaries and benefits increased due to Tracy Black Van Wier’s salary increase.

Utilities

Utilities expense for the three months ended March 31, 2026 was $15,218, compared to $9,276 for the three months ended March 31, 2025, an increase of $5,942, or 64%.. Utilities expense increased due to less tenants paying the Company for their own utilities.

Professional Fees

Professional fees expense for the three months ended March 31, 2026 was $25,783, compared to $35,224 for the three months ended March 31, 2025, a decrease of $9,441, or 27%. Professional fees consisted of legal, audit and accounting fees, which decreased primarily due to less accounting fees.

Property Taxes

Property tax expense for the three months ended March 31, 2026 was $73,888, compared to $46,600 for the three months ended March 31, 2025, an increase of $27,288, or 59%.

Repairs and Maintenance

Repairs and maintenance expense for the three months ended March 31, 2026 was $88,087, compared to $107,992 for the three months ended March 31, 2025, a decrease of $19,905, or 18%. Repairs and maintenance expense decreased due to less renovations during the current period.

Depreciation

Depreciation expense for the three months ended March 31, 2026 was $73,492, compared to $61,745 for the three months ended March 31, 2025, an increase of $11,747, or 19%. Depreciation expense increased during the current period due to properties that were purchased in the prior year.

Other Income (Expense)

Other expense for the three months ended March 31, 2026 was $422,421, compared to $370,362 for the three months ended March 31, 2025, an increase of $52,059, or 14%. During the three months ended March 31, 2026, other expense consisted of $6,416 of dividends expense, $396,003 of interest expense, and a $20,002 loss on early extinguishment of debt related to the refinancing of two of our mortgages. Other expense consisted of $6,398 of dividends expense, $353,842 of interest expense, and a $10,229 loss on early extinguishment of debt related to the refinancing of one of our mortgages during the three months ended March 31, 2025. Other expense increased primarily due to increased interest rates and our loss on early extinguishment of debt incurred during the current period.

Net Loss

Net loss for the three months ended March 31, 2026 was $172,177, compared to $322,560 for the three months ended March 31, 2025, a decrease of $150,383, or 47%. The decreased net loss was primarily due to increased rental revenues during the current period.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2024
Current Assets	$220,244	$124,579

Current Liabilities	$1,645,958	$2,561,452

Working Capital Deficit	$(1,425,714)	$(2,436,873)

As shown in the accompanying condensed consolidated financial statements, as of March 31, 2026, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $3,030,759, with negative working capital of $1,425,714 and cash on hand of $151,782, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively working to increase occupancy rates to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute to achieving profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities, that might be necessary should the Company be unable to continue as a going concern.

Cash Flow

Comparison of the Three Months Ended March 31, 2026 and the Three Months Ended March 31, 2025

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$(60,067)	$(128,846)
Net cash used in investing activities	(15,357)	(65,538)
Net cash provided by (used in) financing activities	175,135	238,247

Net change in cash	$99,711	$43,863

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $60,067 for the three months ended March 31, 2026, compared to $128,846 of net cash used in operating activities for the three months ended March 31, 2025, a decrease of $68,779, or 53%. The decrease was primarily due to an increased net loss.

Net Cash Used in Investing Activities

Net cash used in investing activities was $15,357 for the three months ended March 31, 2026, compared to $65,538 for the three months ended March 31, 2025, a decrease of $50,181, or 77%. This decrease was primarily attributable to reduced capital improvement costs incurred during the current period, compared to the prior period.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $175,135 for the three months ended March 31, 2026, compared to net cash used in financing activities of $238,247 for the three months ended March 31, 2025, a decrease of $63,112, or 26%. Our decreased cash provided in financing activities was primarily due to decreased proceeds received on debt financing received during the current period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the three-month period ended March 31, 2026 there were no changes to the application of critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We believe the weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the appointment of additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies, by the end of our 2026 fiscal year as resources allow.

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

Changes in Internal Control Over Financial Reporting

During the three-month period ended March 31, 2026, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description of Document
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.2	Certificate of Correction of Certificate of Incorporation (incorporated by reference to Exhibit 3.1a of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.3	Bylaws (incorporated by reference to Exhibit 3.2 of Form S-1 filed with the Securities and Exchange Commission by Hubilu Venture Corporation on May 21, 2015)
3.4	Form of Stock Certificate (incorporated by reference to Exhibit 3.3 of Form 8-A12G filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 21, 2016)
4.1	Certificate of Designations of 5% Voting, Cumulative Convertible Series A Preferred Stock (incorporated by reference to Exhibit 4.1 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 21, 2016)
4.2	Certificate of Designations of 5% Voting, Cumulative Convertible Series 1 Preferred Stock (incorporated by reference to Exhibit 4.2 of Form 10-Q filed with the Securities and Exchange Commission by Hubilu Venture Corporation on November 21, 2016)
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 of Form 10-K filed with the Securities and Exchange Commission by Hubilu Venture Corporation on April 16, 2024)
10.1	Adjustable Fixed Rate Note Secured by Deed of Trust, dated as of January 27, 2026, among Elata Investments, LLC and Investor Mortgage Finance, LLC
10.2	Adjustable Fixed Rate Note Secured by Deed of Trust, dated as of January 30, 2026, among Elata Investments, LLC and Investor Mortgage Finance, LLC
10.3	Adjustable Fixed Rate Note Secured by Deed of Trust, dated as of March 11, 2026, among Kapok Investments, LLC and Investor Mortgage Finance, LLC
31.1*	Certification of the Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of the Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of the Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUBILU VENTURE CORPORATION

May 26, 2026	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

