Form 10-Q
period 2026-06-30
Hubilu Venture Corp
filed 2026-08-14
CIK 1639068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-55611

Hubilu Venture Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-3342387
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

333 Washington Blvd. #704 Marina Del Rey, CA	90292
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2026  the number of shares outstanding of the issuer’s sole class of common stock, $0.001 par value per share, is 26,237,125.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS

Current assets:
Cash	108,704	52,071
Accounts receivable	31,096	64,178
Prepaid Expenses	-	8,330
Total current assets	139,800	124,579

Real estate:
Land	15,889,273	15,889,273
Building and capital improvements	8,756,588	8,738,731
Less: accumulated depreciation	(1,371,901)	(1,224,813)
Total real estate, net	23,273,960	23,403,191

Security deposits	-	6,600

Total assets	23,413,760	23,534,370

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	54,335	34,655
Advanced rents received	20,577	40,189
Accrued interest	359,515	257,229
Security deposits payable	207,038	197,568
Due to related party, current maturities	474,271	474,271
Mortgages payable, net of debt discounts, current maturities	256,374	1,326,091
Dividends payable	244,352	231,449
Total current liabilities	1,616,462	2,561,452

Mortgages payable, related party	849,594	1,017,094
Mortgages payable, net of debt discounts	22,639,540	21,213,070
Convertible preferred stock payable	520,400	520,400

Total liabilities	25,625,996	25,312,016

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,237,125 shares issued and outstanding	26,237	26,237
Additional paid-in capital	1,084,661	1,054,699
Accumulated deficit	(3,323,134)	(2,858,582)
Total stockholders’ equity (deficit)	(2,212,236)	(1,777,646)

Total liabilities and stockholders’ equity (deficit)	23,413,760	23,534,370

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Rental revenue	504,556	576,427	1,098,294	959,939

Operating expenses:
General and administrative	55,163	98,716	105,689	157,989
Salaries and benefits	19,650	19,075	36,150	34,675
Utilities	7,324	12,157	22,542	21,433
Professional fees	29,305	37,567	55,088	72,791
Property taxes	85,699	73,960	159,587	120,560
Repairs and maintenance	146,613	47,990	234,700	155,982
Depreciation	73,596	64,794	147,088	126,539
Total operating expenses	417,350	354,259	760,844	689,969

Net operating income	87,206	222,168	337,450	269,970

Other income (expense):
Consulting Income	-	13,100	-	13,100
Interest income	-	249	-	356
Interest expense	(373,094)	(362,380)	(769,097)	(716,222)
Dividends expense	(6,487)	(6,469)	(12,903)	(12,867)
Gain/(Loss) on early extinguishment of debt	-	-	(20,002)	(10,229)
Other Income	-	1,990	-	1,990
Total other income (expense)	(379,581)	(353,510)	(802,002)	(723,872)

Net Income/(loss)	(292,375)	(131,342)	(464,552)	(453,902)

Weighted average common shares outstanding - basic and diluted	26,237,125	26,237,125	26,237,125	26,237,125
Net loss per common share - basic and diluted	(0.01)	(0.01)	(0.02)	(0.02)

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended June 30, 2026
					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2026	$26,237,125	$26,237	$1,069,597	$(3,030,759)	$(1,934,925)

Imputed interest	-	-	15,064		15,064

Net Income/(loss)	-	-		(292,375)	(292,375)

Balance, June 30, 2026	26,237,125	$26,237	$1,084,661	$(3,323,134)	$(2,212,236)

For the Three Months Ended June 30, 2025
					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2025	26,237,125	$26,237	$1,016,252	$(2,629,700)	$(1,587,211)

Imputed interest	-	-	22,420		22,420

Net Income/(loss)	-	-		(131,342)	(131,342)

Balance, June 30, 2025	26,237,125	$26,237	$1,038,672	$(2,761,042)	$(1,696,133)

For the Six Months Ended June 30, 2026
					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2025	$26,237,125	$26,237	$1,054,699	$(2,858,582)	$(1,777,646)

Imputed interest	-	-	29,962		29,962

Net Income/(loss)	-	-		(464,552)	(464,552)

Balance, June 30, 2026	26,237,125	$26,237	$1,084,661	$(3,323,134)	$(2,212,236)

For the Six Months Ended June 30, 2025
					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2024	26,237,125	$26,237	$994,279	$(2,307,140)	$(1,286,624)

Imputed interest	-	-	44,393		44,393

Net Income/(loss)	-	-		(453,902)	(453,902)

Balance, June 30, 2025	26,237,125	$26,237	$1,038,672	$(2,761,042)	$(1,696,133)

See accompanying notes to financial statements.

HUBILU VENTURE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(464,552)	(453,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	147,088	126,539
Imputed interest	29,962	44,393
Cumulative preferred stock dividends payable	12,903	12,867
Amortization of debt discounts	12,791	16,588
Loss on early extinguishment of debt	20,002	10,229
Decrease (increase) in current assets:
Accounts receivable	33,082	(9,889)
Prepaid expenses	8,330
Security deposits	6,600	-
Increase (decrease) in current liabilities:
Accounts payable	19,680	34,376
Advanced rents received	(19,612)	(3,265)
Accrued expenses	102,286	56,741
Security deposits payable	9,470	96,643

Net cash provided by operating activities	(81,970)	(68,680)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(17,857)	(476,339)
Net cash used in investing activities	(17,857)	(476,339)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from mortgages payable	463,088	697,105
Repayments on mortgages payable	(306,628)	(115,003)
Net cash provided by (used in) financing activities	156,460	582,102

NET CHANGE IN CASH	56,633	37,083
CASH AT BEGINNING OF PERIOD	52,071	9,799
CASH AT END OF PERIOD	108,704	46,882

SUPPLEMENTAL INFORMATION:
Interest paid	624,058	603,482
Income taxes paid

Non-cash investing and financing transactions:
Acquisition of properties financed with debt		1,032,000

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2026:

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

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. As of June 30, 2026 there were 21,190,136   potentially dilutive shares outstanding. For the three months ended June 30, 2026 and 2025, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, as of June 30, 2026, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $3,323,134 with negative working capital of $1,476,662  and cash on hand of $108,704, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively working to increase occupancy rates to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute to achieving profitability. There can be no assurance that we will be successful in achieving these objectives.

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

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements at June 30, 2026
	Level 1	Level 2	Level 3
Assets
Cash	$108,704	$-	$-
Total assets	108,704	-	-
Liabilities
Due to related party	-	474,271	-
Mortgages payable, related party	-	849,594	-
Mortgages payable, net of $360,296 of debt discounts	-	22,895,914	-
Dividends payable	-	244,352	-
Convertible preferred stock payable	-	-	520,400
Total liabilities	-	24,464,131	520,400
	$108,704	$(24,464,131)	$(520,400)

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$52,071	$-	$-
Total assets	52,071	-	-
Liabilities
Due to related party		474,271	-
Mortgages payable, related party		1,017,094	-
Mortgages payable, net of $354,996 of debt discounts		22,539,161	-
Dividends payable		231,449	-
Convertible preferred stock payable		-	520,400
Total liabilities		24,261,975	520,400
	$52,071	$(24,261,975)	$(520,400)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended June 30, 2026 or the year ended December 31, 2025.

Note 4 - Real Estate

Acquisitions and Dispositions

The Company didn’t acquire, or dispose of any properties during the six months ended June 30, 2026.

Schedule of Real Estate

The Company’s real estate investments consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Land	$15,889,273	$15,889,273
Buildings and capital improvements	8,756,588	8,738,731
	24,645,861	24,628,004
Less: Accumulated depreciation	(1,371,901)	(1,224,813)
Total Real estate, net	$23,273,960	$23,403,191

Depreciation and amortization expense totaled $147,088 and $126,539, for the six months ended June 30, 2026 and 2025, respectively.

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

Summary of Changes in Real Estate Investments

The change in the real estate investments is as follows for the six months ended June 30, 2026 and the year ended December 31, 2025:

	Six months ended	Year ended
	June 30, 2026	December 31, 2025

Balance, prior period	$24,628,004	$21,873,855
Acquisitions:	-	2,335,000
Real estate investment property, at cost	24,628,004	24,208,855
Capital improvements	17,857	419,149
Balance, end of period	$24,645,861	$24,628,004

Note 5 – Security Deposits

Security deposits consisted of $0 and $6,600 related to the deposit on the Company’s office lease as of June 30, 2026 and December 31, 2025, respectively.

Note 6 – Due to Related Party

As of June 30, 2026 and December 31, 2025, Jacaranda Investments, Inc., had provided total advances of $474,271. These advances are unsecured and do not carry a contractual interest rate or repayment terms. In connection with these advances, the Company has recorded imputed interest charges of $29,962 and $44,393 for the six months ended June 30, 2026 and 2025, respectively, which was credited to additional paid-in capital.

Note 7 – Mortgages Payable, Related Party

The Company’s mortgages payable to related parties are as follows:

	Principal balance
	June 30,	December 31,	Stated	Maturity
	2026	2025	Interest Rate	Date
2909 South Catalina Street	$599,594	$599,594	6%	April 20, 2029
1434 W. 22nd Street	$-	167,500	8%	December 31, 2029
1650 S. Rimpau Ave	$250,000	250,000	8%	December 31, 2029
	849,594	$1,017,094

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

The Company recognized $27,160  and $21,908 of interest expense on notes payable to related parties for the six months ended June 30, 2026 and 2025, respectively.

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 - Mortgages Payable

Mortgages payable consists of the following at June 30, 2026 and December 31, 2025, respectively:

	Principal Balance		Stated
	June 30, December 31,		Interest Rate	Maturity Date
	2026	2025
3711 South Western Avenue	643,585	643,585	5.000%	December 1, 2029
2115 Portland Street	974,683	979,915	7.250%	July 1,2054
4505 Orchard Avenue	608,197	614,287	4.625%	March 1,2052
3791 S. Normandie Avenue
-First Note	581,590	586,849	5.225%	April, 1 2052
-Second Note	150,000	150,000	5.000%	March 1,2029
2029 W. 41st Place	820,000	820,000	6.000%	December 31, 2029
1267 West 38th Street	568,810	574,491	4.975%	June 1, 2051
1618 West 38th Street	633,900	637,598	6.350%	August 1, 2055
4016 Dalton Avenue	572,483	578,201	4.975%	June 1, 2051
1981 Estrella Ave	841,787	850,656	5.225%	June 1, 2051
3912 S. Hill Street	837,325	633,307	6.000%	April 1, 2056
1557 West 29th Street	563,490	569,893	4.975%	June 1, 2051
1650 S Rimpau Blvd	514,844	517,468	7.125%	June 1, 2055
1434 W 22nd Street
-First Note	507,180	509,684	7.500%	June 1, 2055
-Second Note	200,000	-	6.000%	December 31, 2029
417 W 52nd Street	535,888	472,500	6.115%	February 1, 2056
1460 Exposition Blvd	494,035	468,000	6.065%	February 1, 2056
3408 S. Budlong Street
-First Note	568,296	574,640	4.875%	December 1, 2051
-Second Note	120,000	120,000	5.000%	November 1, 2029
3777 Ruthelen Street	667,449	674,135	4.625%	March 1, 2052
1733 W. 37th Place
-First Note	581,914	585,117	7.225%	April 1, 2052
-Second Note	100,000	100,000	6.000%	March 31, 2029
1457 W. 35th Street
-First Note	710,864	714,615	7.050%	March 1, 2055
-Second Note	115,000	115,000	6.000%	June 30,2029
1460 N. Eastern Avenue
-First Note	654,260	657,446	7.450%	April, 1, 2055
-Second Note	305,000	305,000	6.000%	June 30, 2029
4700 S. Budlong Avenue
-First Note	716,975	720,781	7.125%	December 1, 2054
-Second Note	199,500	199,500	6.000%	March 31, 2029

HUBILU VENTURE CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Principal Balance		Stated
	June 30, December 31,		Interest Rate	Maturity Date
	2026	2025
1659 Roosevelt Avenue
-First Note	569,500	570,000	6.900%	September 1, 2054
-Second Note	200,000	200,000	6.000%	December 31, 2029
802 E. 25th Street
-First Note	509,570	512,961	6.710%	September 1, 2054
-Second Note	150,000	150,000	6.000%	December 31, 2029
1100 W. 48th Street
-First Note	477,864	481,353	6.300%	November 1, 2054
-Second Note	200,000	200,000	6.000%	December 31, 2029
3910 Walton Avenue	721,651	725,922	6.650%	September 1, 2054
3910 Wisconsin Street	649,675	655,736	5.225%	March 1, 2052
4021 Halldale Avenue	731,197	736,295	6.575%	October 1, 2052
717 West 42nd Place
-First Note	557,801	560,959	6.850%	November 1, 2048
-Second Note	134,968	134,968	6.850%	April 30, 2029
3906 Denker Avenue	618,787	622,290	6.475%	September 1, 2055
4009 Brighton Avenue	676,334	682,996	4.875%	November 1, 2051
4517 Orchard Avenue
-First Note	452,004	456,124	5.225%	April 1, 2052
-Second Note	158,000	158,000	5.000%	March 1, 2029
3908 Denker Avenue	593,028	598,749	4.975%	December 1, 2051
1284 W. 38th Street
-First Note	605,776	612,136	4.625%	March 1, 2052
-Second Note	188,000	188,000	5.250%	June 30, 2029
Hubilu general loan	275,000	275,000	6.000%	December 1, 2029
Total mortgages payable	23,256,210	22,894,157
Less: unamortized debt discounts	360,296	354,996
Mortgages payable, net of discounts	22,895,914	22,539,161
Less: current maturities	256,374	1,326,091
Mortgages payable, long-term portion	22,639,540	21,213,070

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

During the three months ended June 30, 2026, the Company entered into a new unsecured promissory note (the “Third Note”) in the principal amount of $200,000 with Belladonna Investments, issued in connection with the Company’s 1434 W. 22nd Street, Los Angeles, CA property, bearing interest at 6% per annum, with principal due December 31, 2029. This note is unsecured and does not carry a specific origination date confirmed as of the filing of this Report.

The Company recognized $711,975 and $649,921  of interest expense on notes payable for the six months ended June 30, 2026 and 2025, respectively.

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

No shares of Series A preferred stock have been issued to date. Outstanding Series 1 preferred stock is as follows:

	Shares	Amount	Dividend in Arrears	Total

Balance, December 31, 2025	520,400	$520,400	$231,449	$751,849
Dividends accrued	-	-	12,903	12,903
Balance, June 30, 2026	520,400	$520,400	$244,352	$764,752

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

Note 11 – Changes in Stockholders’ Equity (Deficit)

Common Stock

The Company has authorized 100,000,000 shares of $0.001 par value common stock. As of June 30, 2026, a total of 26,237,125 shares of common stock had been issued. Each holder of common stock is entitled to one vote for each share of common stock held.

No shares of common stock were issued during the six months ended June 30, 2026.

Note 12 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended June 30, 2026, and the year ended December 31, 2025, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2026, the Company had approximately $3,679,000  of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2042.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2026 and December 31, 2025, respectively.

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

As of June 30, 2026, the Company’s total real estate, net of accumulated depreciation, was $23,273,960. The The Company does not use assets in the decision-making process as the only material assets are rental properties, all of which are located in close proximity within Los Angeles, CA. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2025

Rental revenue	$1,098,294	$959,939
Depreciation	$147,088	$126,539
Other operating expenses	$613,756	$563,430
Net operating income	$337,450	$269,970
Interest expense	$769,097	$716,222
Other expenses	32,905	7,650
	$(464,552)	$(453,902)

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

Note 14 - Subsequent Events

During the second quarter, no subsequent events occurred.

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

Going Concern Uncertainty

As of June 30, 2026, our balance of cash on hand was $108,704, and we had negative working capital of $1,476,662  and an accumulated deficit of $3,323,134. We expect to incur further losses in the development of its business; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In the event revenues do not materialize at the expected rates, management would seek additional financing and would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

Results of Operations for the Three Months Ended June 30, 2026 and 2025

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2026 and 2025, respectively.

	For the Three Months Ended
	June 30,		Increase/
	2026	2025	(Decrease)

Rental revenue	504,556	576,427	(71,871)

Operating expenses:
General and administrative	55,163	98,716	(43,553)
Salaries and benefits	19,650	19,075	575
Utilities	7,324	12,157	(4,833)
Professional fees	29,305	37,567	(8,262)
Property taxes	85,699	73,960	11,739
Repairs and maintenance	146,613	47,990	98,623
Depreciation	73,596	64,794	8,802
Total operating expenses	417,350	354,259	63,091

Net operating income	87,206	222,168	(134,962)

Other income (expense):
Consulting Income	-	13,100	(13,100)
Interest income	-	249	(249)
Interest expense	(373,094)	(362,380)	(10,714)
Dividends expense	(6,487)	(6,469)	(18)
Gain/(Loss) on early extinguishment of debt	-	-	-
Other Income	-	1,990	(1,990)
Total other income (expense)	(379,581)	(353,510)	(26,071)
			-
Net Income/(loss)	(292,375)	(131,342)	(161,033)

Revenues

Our revenues decreased to $504,556 for the three months ended June 30, 2026, compared to $576,427 for the three months ended June 30, 2025, a decrease of $71,871, or 12%. The decrease is primarily due to higher vacancies and lower advance rent collections during the current quarter as compared to the prior year quarter.

General and Administrative

General and administrative expenses for the three months ended June 30, 2026 was $55,163, compared to $98,716 for the three months ended June 30, 2025, a decrease of $43,553, or 44%. General and administrative expenses decreased primarily due to lower administrative and overhead costs during the current period.

Salaries and Benefits

Salaries and benefits expenses for the three months ended June 30, 2026 was $19,650, compared to $19,075 for the three months ended June 30, 2025, an increase of $575, or 3%. Salaries and benefits increased due to routine compensation adjustments.

Utilities

Utilities expense for the three months ended June 30, 2026 was $7,324, compared to $12,157 for the three months ended June 30, 2025, a decrease of $4,833, or 40%. Utilities expense decreased due to more tenants paying for their own utilities directly during the current period.

Professional Fees

Professional fees expense for the three months ended June 30, 2026 was $29,305, compared to $37,567 for the three months ended June 30, 2025, a decrease of $8,262, or 22%. Professional fees consisted of legal, audit and accounting fees, which decreased primarily due to lower accounting fees.

Property Taxes

Property tax expense for the three months ended June 30, 2026 was $85,699, compared to $73,960 for the three months ended June 30, 2025, an increase of $11,739, or 16%. The increase is due to acquiring more properties.

Repairs and Maintenance

Repairs and maintenance expense for the three months ended June 30, 2026 was $146,613, compared to $47,990 for the three months ended June 30, 2025, an increase of $98,623, or 206%. Repairs and maintenance expense increased due to additional renovations and property upkeep performed during the current period.

Depreciation

Depreciation expense for the three months ended June 30, 2026 was $73,596, compared to $64,794 for the three months ended June 30, 2025, an increase of $8,802, or 14%. Depreciation expense increased during the current period due to properties that were purchased in the prior year.

Other Income (Expense)

Other expense for the three months ended June 30, 2026 was $379,581, compared to $353,510 for the three months ended June 30, 2025, an increase of $26,071, or 7%. During the three months ended June 30, 2026, other expense consisted of $6,487 of dividends expense and $373,094 of interest expense. Other expense consisted of $6,469 of dividends expense, $362,380 of interest expense, $13,100 of consulting income, $249 of interest income, and $1,990 of other income during the three months ended June 30, 2025. Other expense increased primarily due to increased interest expense on mortgages payable during the current period.

Net Loss

Net loss for the three months ended June 30, 2026 was $292,375, compared to $131,342 for the three months ended June 30, 2025, an increase of $161,033, or 123%. The increased net loss was primarily due to decreased rental revenue and increased repairs and maintenance expense during the current period.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2026 and 2025, respectively.

	For the Six Months Ended
	June 30,		Increase/
	2026	2025	(Decrease)

Rental revenue	1,098,294	959,939	138,355

Operating expenses:
General and administrative	105,689	157,989	(52,300)
Salaries and benefits	36,150	34,675	1,475
Utilities	22,542	21,433	1,109)
Professional fees	55,088	72,791	(17,703)
Property taxes	159,587	120,560	39,027
Repairs and maintenance	234,700	155,982	78,718
Depreciation	147,088	126,539	20,549
Total operating expenses	760,844	689,969	70,875

Net operating income	337,450	269,970	67,480)

Other income (expense):
Consulting Income	-	13,100	(13,100)
Interest income	-	356	(356)
Interest expense	(769,097)	(716,222)	(52,875)
Dividends expense	(12,903)	(12,867)	(36)
Gain/(Loss) on early extinguishment of debt	(20,002)	(10,229)	(9,773)
Other Income	-	1,990	(1,990)
Total other income (expense)	(802,002)	(723,872)	(78,130)

Net Income/(loss)	(464,552)	(453,902)	(10,650)

Revenues

Our revenues increased to $1,098,294 for the six months ended June 30, 2026, compared to $959,939 for the six months ended June 30, 2025, an increase of $138,355, or 14%. The increase is primarily due to rent increases at existing properties, partially offset by higher vacancies and lower advance rent collections during the current quarter.

General and Administrative

General and administrative expenses for the six months ended June 30, 2026 was $105,689, compared to $157,989 for the six months ended June 30, 2025, a decrease of $52,300, or 33%. General and administrative expenses decreased primarily due to lower administrative and overhead costs during the current period.

Salaries and Benefits

Salaries and benefits expenses for the six months ended June 30, 2026 was $36,150, compared to $34,675 for the six months ended June 30, 2025, an increase of $1,475, or 4%. Salaries and benefits increased due to routine compensation adjustments.

Utilities

Utilities expense for the six months ended June 30, 2026 was $22,542, compared to $21,433 for the six months ended June 30, 2025, an increase of $1,109, or 5%. Utilities expense increased slightly, partially offset by more tenants paying for their own utilities directly.

Professional Fees

Professional fees expense for the six months ended June 30, 2026 was $55,088, compared to $72,791 for the six months ended June 30, 2025, a decrease of $17,703, or 24%. Professional fees consisted of legal, audit and accounting fees, which decreased primarily due to lower accounting fees.

Property Taxes

Property tax expense for the six months ended June 30, 2026 was $159,587, compared to $120,560 for the six months ended June 30, 2025, an increase of $39,027, or 32%. The increase is due to acquiring more properties.

Repairs and Maintenance

Repairs and maintenance expense for the six months ended June 30, 2026 was $234,700, compared to $155,982 for the six months ended June 30, 2025, an increase of $78,718, or 50%. Repairs and maintenance expense increased due to additional renovations and property upkeep performed during the current period.

Depreciation

Depreciation expense for the six months ended June 30, 2026 was $147,088, compared to $126,539 for the six months ended June 30, 2025, an increase of $20,549, or 16%. Depreciation expense increased during the current period due to properties that were purchased in the prior year.

Other Income (Expense)

Other expense for the six months ended June 30, 2026 was $802,002, compared to $723,872 for the six months ended June 30, 2025, an increase of $78,130, or 11%. During the six months ended June 30, 2026, other expense consisted of $12,903 of dividends expense, $769,097 of interest expense, and $20,002 of loss on early extinguishment of debt. Other expense consisted of $12,867 of dividends expense, $716,222 of interest expense, $10,229 of loss on early extinguishment of debt, $13,100 of consulting income, $356 of interest income, and $1,990 of other income during the six months ended June 30, 2025. Other expense increased primarily due to increased interest expense on mortgages payable during the current period.

Net Loss

Net loss for the six months ended June 30, 2026 was $464,552, compared to $453,902 for the six months ended June 30, 2025, an increase of $10,650, or 2%. The increased net loss was primarily due to decreased rental revenue and increased repairs and maintenance expense during the current period.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Current Assets	$139,800	$124,579

Current Liabilities	$1,616,462	$2,561,452

Working Capital Deficit	$(1,476,662)	$(2,436,873)

As shown in the accompanying condensed consolidated financial statements, as of June 30, 2026, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $3,323,134, with negative working capital of $1,476,662  and cash on hand of $108,704, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively working to increase occupancy rates to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute to achieving profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities, that might be necessary should the Company be unable to continue as a going concern.

Cash Flow

Comparison of the Six Months Ended June 30, 2026 and the Six Months Ended June 30, 2025

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$(81,970)	$(68,680)
Net cash used in investing activities	(17,857)	(476,339)
Net cash provided by (used in) financing activities	156,460	582,102

Net change in cash	$56,633	$37,083

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $81,970 for the six months ended June 30, 2026, compared to $68,680 of net cash used in operating activities for the six months ended June 30, 2025, an increase of $13,290, or 19%. The increase was primarily due to the timing of collections and payments on working capital accounts during the current period.

Net Cash Used in Investing Activities

Net cash used in investing activities was $17,857 for the six months ended June 30, 2026, compared to $476,339 for the six months ended June 30, 2025, a decrease of $458,482, or 96%. This decrease was primarily attributable to reduced capital improvement costs incurred during the current period, compared to the prior period.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $156,460 for the six months ended June 30, 2026, compared to $582,102 for the six months ended June 30, 2025, a decrease of $425,642, or 73%. Our decreased cash provided by financing activities was primarily due to decreased proceeds received on debt financing during the current period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the six-month period ended June 30, 2026 there were no changes to the application of critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

During the three-month period ended June 30, 2026, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUBILU VENTURE CORPORATION

August 14, 2026	/s/ David Behrend
David Behrend
Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting and Financial Officer)

